Form 10-Q
period 1996-06-29
GENERAL SCANNING INC \MA\
filed 1996-08-09
CIK 949337

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

     [ X ]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934

               For the quarterly period ended JUNE 29, 1996
                                              -------------
                                      OR

     [ _ ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934


                          Commission File No. 0-26646
                                  ----------

                             GENERAL SCANNING INC.
            (Exact name of registrant as specified in its charter)

               Massachusetts                             04-2445884
         (State of incorporation)                   (I.R.S. Employer No.)

                              500 ARSENAL STREET
                        WATERTOWN, MASSACHUSETTS 02172
                   (Address of principal executive offices)

                           TELEPHONE: (617) 924-1010


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes [ X ]     No [ _ ]


As of July 10, 1996, there were 10,411,400 shares of Common Stock, $.01 par value, outstanding.

                             GENERAL SCANNING INC.

                               Table of Contents

                                                                     Page
                                                                     ----
Part I - Financial Information:

     Item 1.  Financial Statements

                    Consolidated Balance Sheets.................      3

                    Consolidated Statements of Income...........      4

                    Consolidated Statements of Cash Flows.......      5

                    Notes to Consolidated Financial Statements..     6-7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............    8-12

Part II - Other Information.....................................     13

Signatures......................................................     14



             GENERAL SCANNING INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE DATA)

                                            JUNE 29,   DECEMBER 31,
                                              1996         1995
                                              ----         ----
ASSETS
Current assets:
  Cash and cash equivalents............... $ 24,116       $ 25,691
  Accounts receivable, less allowance
    of $441 in 1996 and $392 in 1995......   24,261         17,108
  Inventories.............................   21,136         17,576
  Deferred tax and other current assets...    3,488          3,043
                                            -------        -------
      Total current assets................   73,001         63,418
                                            -------        -------

Property, plant and equipment, net of
  accumulated depreciation of $16,860
  in 1996 and $16,043 in 1995.............    9,751          6,100

Other assets..............................      395            435

Intangible assets, net of amortization
  of $1,711 in 1996 and $1,669 in 1995....      743            785
                                            -------        -------
                                           $ 83,890       $ 70,738
                                            =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank................... $  8,026       $     -
  Accounts payable........................    7,779          6,409
  Accrued expenses and income taxes.......    8,733         11,095
                                            -------        -------
      Total current liabilities...........   24,538         17,504
                                            -------        -------

Deferred compensation.....................    1,816          1,546

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 1,000,000 shares; issued
    and outstanding - none................      -              -
  Common stock, $.01 par value;
    authorized 15,000,000 shares; issued
    10,758,395 in 1996 and 10,530,785 in
     1995.................................      108            105
  Additional paid-in capital..............   31,242         30,430
  Retained earnings.......................   27,277         22,189
  Cumulative translation adjustment.......     (503)          (448)
  Treasury stock, at cost; 365,995 shares
    in 1996 and 1995......................     (588)          (588)
                                            -------        -------
      Total stockholders' equity..........   57,536         51,688
                                            -------        -------
                                           $ 83,890       $ 70,738
                                            =======        =======



See accompanying notes.

                    GENERAL SCANNING INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                       ---------------------------             ----------------------------
                                                          JUNE 29,      JULY 1,                  JUNE 29,           JULY 1,
                                                            1996         1995                     1996               1995
                                                       --------------  -----------             -------------   -------------
Sales:
     Laser systems and components...................    $    27,786   $    18,526              $    53,979      $     34,216
     Thermal printers...............................          6,148         5,741                   12,482            11,368
                                                         ----------    ----------               ----------       -----------
          Total sales...............................         33,934        24,267                   66,461            45,584
                                                         ----------    ----------               ----------       -----------

Cost of sales:
     Laser systems and components...................         14,504        10,101                   27,923            18,038
     Thermal printers...............................          3,491         3,099                    7,119             6,267
                                                         ----------    ----------               ----------       -----------
          Total cost of sales.......................         17,995        13,200                   35,042            24,305
                                                         ----------    ----------               ----------       -----------

Gross profit:
     Laser systems and components...................         13,282         8,425                   26,056            16,178
     Thermal printers...............................          2,657         2,642                    5,363             5,101
                                                         ----------    ----------               ----------       -----------
          Total gross profit........................         15,939        11,067                   31,419            21,279
                                                         ----------    ----------               ----------       -----------

Operating expenses:
     Research and product development...............          3,762         3,132                    7,785             5,984
     Selling, general and administrative............          8,139         5,841                   16,018            11,428
                                                         ----------    ----------               ----------       -----------
          Total operating expenses..................         11,901         8,973                   23,803            17,412
                                                         ----------    ----------               ----------       -----------

Income from operations..............................          4,038         2,094                    7,616             3,867
Interest income (expense)...........................            201          (153)                     503              (250)
Foreign exchange transaction gains (losses).........            (42            93                      (61               130
                                                         ----------    ----------               ----------       -----------
Income before income taxes..........................          4,197         2,034                    8,058             3,747

Income taxes........................................          1,541           815                    2,970             1,500
                                                         ----------    ----------               ----------       -----------

Net income..........................................    $     2,656   $     1,219              $     5,088      $      2,247
                                                         ==========    ==========               ==========       ===========

Net income per common and
     common equivalent shares outstanding...........    $      0.24   $      0.15              $      0.46      $       0.28
                                                         ==========    ==========               ==========       ===========

Weighted average common and
     common equivalent shares outstanding...........     11,075,986     8,112,032               11,030,640         8,054,120
                                                         ==========    ==========               ==========       ===========

See accompanying notes.

           GENERAL SCANNING INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (IN THOUSANDS)

                                                         SIX MONTHS ENDED
                                                       -------------------
                                                        JUNE 29,  JULY 1,
                                                          1996     1995
                                                       --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................  $  5,088  $  2,247
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization......................       918       892
  Deferred compensation..............................       270       253
Changes in current assets and liabilities:
  Accounts receivable................................    (7,447)      785
  Inventories........................................    (3,665)   (6,427)
  Other current assets...............................      (509)      (60)
  Accounts payable, accrued expenses,and taxes
    payable..........................................      (850)     (386)
                                                        --------  --------
Net cash (used in) operating activities..............    (6,195)   (2,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment...........    (4,545)   (1,378)
Decrease (increase) in other assets..................        19      (150)
                                                        --------  --------
Net cash (used in) investing activities..............    (4,526)   (1,528)
                                                        --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds on notes payable to bank................     8,115     4,817
Proceeds from exercise of stock options and warrants,
  including tax effects..............................       815        24
                                                        --------  --------
Net cash provided by financing activities............     8,930     4,841
                                                        --------  --------
Effect of exchange rate changes on cash and cash
  equivalents........................................       216      (591)
                                                        --------  --------

Increase (decrease) in cash and cash equivalents.....    (1,575)       26
Cash and cash equivalents, beginning of period.......    25,691     1,357
                                                        --------  --------
Cash and cash equivalents, end of period.............  $ 24,116  $  1,383
                                                        ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest...........................................  $    179  $    267
  Income taxes.......................................  $  3,599  $  1,109




See accompanying notes.

                    GENERAL SCANNING INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

     The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The results for the interim periods are not necessarily indicative of results to be expected for the year or any future periods.

     The consolidated financial statements include the accounts of General Scanning Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Each of the three month periods presented herein include 13 weeks and each of the six month periods contain 26 weeks.

2.   NET INCOME PER SHARE OF COMMON STOCK
     ------------------------------------

     Net income per common and common equivalent share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares, consisting of outstanding stock options and warrants, are determined using the treasury stock method. Fully diluted net income per common and common equivalent share has not been presented as it is not materially different from primary net income per common and common equivalent share or is anti-dilutive.

3.   CASH EQUIVALENTS
     ----------------

     Cash equivalents, which consist of investments in money market funds, are highly liquid investments with original maturity dates of less than three months.

4.   INVENTORIES
     -----------

     Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:

                         June 29,       December 31,
                           1996             1995
                          ------           ------
Materials.............   $ 8,941          $ 7,631
Work-in-process.......     4,463            4,117
Finished goods........     7,732            5,828
                          ------           ------
                         $21,136          $17,576
                          ======           ======

                    GENERAL SCANNING INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.   MERGER AGREEMENT
     ----------------

     On June 7, 1996, the Company signed an Agreement and Plan of Merger with View Engineering, Inc., a privately-held company. The merger, which is intended to be accounted for as a pooling of interests, is subject to stockholder and Board of Directors approval by View Engineering, certain regulatory approvals, and various other conditions normal to such an agreement (see Part II, Item 1. Legal proceedings).

     Under the terms of the agreement, General Scanning will issue 1,600,000 common shares, subject to adjustment for certain contingencies, for the outstanding common stock and options of View Engineering.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

General Scanning is a leading manufacturer of laser systems and components, and thermal printers. In the six months ended June 29, 1996 and in the fiscal year 1995, 81% and 77%, respectively, of the Company's revenues were derived from sales of laser systems and components, and the balance was derived from sales of thermal printers. Sales of laser systems and components in the six months ended June 29, 1996 and in the fiscal year 1995 grew 58% and 42%, respectively, over sales for this segment in the comparable prior periods. Thermal printers sales in the six months ended June 29, 1996 and in the fiscal year 1995 increased 10% and 11%, respectively, over the comparable prior periods.

The Company sells its laser systems primarily to manufacturers of products containing advanced electronic components and circuitry. In addition, the Company produces a line of laser subsystems and components which are used in the Company's own systems, as well as sold to other manufacturers of laser systems. The Company's net sales have been, and are expected to continue to be, dependent upon customer capital expenditures which are, in turn, affected by business cycles in the markets served by those customers. The Company's strategy is to expand applications for its products into different and varied markets in order to limit its dependency on any one market, but it may not be successful in doing so.

The Company also sells thermal printers to manufacturers of medical equipment for patient care monitoring. This segment of the Company's business has not experienced significant cyclicality in the past.

Product prices have remained relatively stable during the periods covered by this discussion, and price fluctuation did not have a material effect on reported gross profit.

Backlog at June 29, 1996 was approximately $39 million compared to $50 million at March 30,1996, $40 million at December 31, 1995 and $31 million at July 1, 1995. Following the first quarter's exceptionally strong order flow, orders in the second quarter were lower. The Company believes that some orders for laser systems used for DRAM and chip resistor processing received during the prior two quarters were placed in advance due to customers' concerns of lengthening lead times.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995

Sales.   Total sales were $33.9 million for the three months ended June 29,
1996, an increase of 40% over $24.3 million in sales in the comparable three month period ended July 1, 1995. Laser systems and component sales increased 50% to $27.8 million from $18.5 million in the comparable period of 1995. This increase was due to greater unit volumes of systems and, to a lesser extent, components, worldwide, particularly systems to the semiconductor, consumer electronics and automotive sensor markets. Thermal printer sales increased 7% to $6.1 million from $5.7 million in the comparable period of 1995. Laser systems and components increased as a percentage of total sales to 82% in the three months ended June 29, 1996 from 76% of total sales in the comparable period of 1995. International sales, as a percentage of total sales, were approximately 40% in the quarter just ended. The Company estimates that sales in the quarter ended June 29, 1996 were negatively impacted by between 3% and 5% compared to the comparable period of 1995 due to unfavorable currency fluctuations.

Gross profit.   Total gross profit was $15.9 million, or 47% of sales, for the three months ended June 29, 1996, compared to $11.1 million, or 46% of sales, for the comparable three month period ended July 1, 1995. The increase in gross profit as a percentage of sales was primarily attributable to favorable absorption of manufacturing overhead over higher unit volumes and a change in the product mix of sales towards laser systems and components which carry a higher percentage gross profit. Laser systems and components gross profit was 48% compared to 46% for the comparable three month period of 1995; the increase due to favorable absorption of manufacturing overhead over higher unit volumes and a favorable change in product mix. Thermal printers gross profit was 43% compared to 46% for the comparable three month period of 1995 primarily due to a change in product mix .

Research and product development.   Research and product development expenses
increased to $3.8 million, or 11% of sales, for the three months ended June 29, 1996, from $3.1 million, or 13% of sales, for the comparable three month period ended July 1, 1995. This increase was primarily due to the addition of personnel to support the development of new laser systems and components.

Selling, general and administrative.   Selling, general and administrative
expenses increased to $8.1 million in the three months ended June 29, 1996 from $5.8 million in the comparable period of 1995. This increase was primarily due to the addition of sales and marketing support personnel and related costs incurred in supporting increased sales, particularly in overseas locations. As a percentage of sales, these expenses were 24% in both periods.

Interest.   Net interest income was $201,000 for the three-month periods ended
June 29, 1996 compared to net interest expense of $153,000 for the comparable period in the prior year. The carrying charge for more debt being outstanding in 1996 was more than offset by interest income earned on investment of the proceeds of the initial public offering in the Fall of 1995.

Foreign exchange.   Foreign exchange transactions resulted in a loss of $42,000 in the three months ended June 29, 1996 compared to a gain of $93,000 in the comparable period of 1995. Modest gains and losses are incurred when the Company's net receivables denominated in certain currencies, mostly yen and deutsche marks, are not fully hedged. The Company continues to utilize foreign exchange forward contracts, primarily to reduce the impact of foreign currency fluctuations arising from intercompany balances.

Income tax.   The effective income tax rate was 37% in the three months ended
June 29, 1996 compared to 40% in the three months ended July 1, 1995. The reduction of the effective tax rate in 1996 reflects the distribution of profits between the Company's headquarters, manufacturing activities and research centers and the Company's international distribution and support activities.
The Company has not provided a valuation allowance against its deferred tax assets as the Company believes that the realization of these assets is recoverable given the Company's historical profits.

Net income.   Net income after tax for the three months ended June 29, 1996 more than doubled to $2.7 million, or $.24 per share based upon 11.1 million common and common equivalent shares outstanding, compared to $1.2 million in net income, or $.15 per share based upon 8.1 million common and common equivalent shares outstanding in the second quarter of 1995. The increase in dollar net income was due to the various reasons presented above. The increase in common and common equivalent shares outstanding was due to the effect of the issuance of 2,585,000 shares in the Company's initial public offering in September 1995.


SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995

Sales. Total sales were $66.5 million for the six months ended June 29, 1996, an increase of 46% over $45.6 million in sales in the comparable six month period ended July 1, 1995. Laser systems and component sales increased 58% to $54.0 million from $34.2 million in the comparable period of 1995. This increase was due to greater unit volumes of systems, and to a lesser extent components, worldwide, particularly systems to the semiconductor, consumer electronics and automotive sensor markets. Thermal printer sales increased 10% to $12.5 million from $11.4 million in the comparable period of 1995. Laser systems and components increased as a percentage of total sales to 81% in the six months ended June 29, 1996 from 75% of total sales in the comparable period of 1995. International sales, as a percentage of total sales, were approximately 41% for the first six months of 1996. The Company estimates that sales in the six months ended June 29, 1996 were negatively impacted by between 2% and 3% compared to the comparable period of 1995 due to unfavorable currency fluctuations.

Gross profit.   Total gross profit was $31.4 million for the six months ended
June 29, 1996, compared to $21.3 million for the comparable six month period ended July 1, 1995. Gross profit as a percentage of sales was 47% in both periods. Laser systems and components gross profit was 48% compared to 47% for the comparable six month period of 1995. Thermal printers gross profit was 43% compared to 45% for the comparable six month period of 1995 due to a change in product mix.

Research and product development.   Research and product development expenses
increased to $7.8 million for the six months ended June 29, 1996 from $6.0 million for the comparable six month period ended July 1, 1995. This increase was primarily due the addition of personnel to support the development of new laser systems and components. Research and product development expenses as a percentage of sales were 12% for the six months ended June 29, 1996, compared to 13% for the comparable period in 1995. Because the development of new products is vital to its continued success, the Company expects to maintain similar levels of research and product development expenses as a percentage of sales over the long term.

Selling, general and administrative.   Selling, general and administrative
expenses increased to $16.0 million for the six months ended June 29, 1996 from $11.4 million in the comparable period of 1995. This increase was primarily due to the addition of sales and marketing support personnel and related costs incurred in supporting increased sales, particularly in overseas locations. These expenses as a percentage of sales decreased to 24% in the six months ended June 29, 1996 from 25% in the comparable period of 1995 due to such expenses growing more slowly than revenues.

Interest.   Net interest income was $503,000 in the first six months of 1996 compared to net interest expense of $250,000 in the comparable period in 1995. The carrying charge for similar levels of debt being outstanding in 1996 and 1995 was more than offset in 1996 by interest income earned on investment of the proceeds of the initial public offering in the Fall of 1995.

Foreign exchange.   Foreign exchange transactions resulted in a loss of $61,000 in the six months ended June 29, 1996 compared to a gain of $130,000 in the comparable period of 1995. Modest gains and losses are incurred when the Company's net receivables denominated in certain currencies, mostly yen and deutsche marks, are not fully hedged. The Company continues to utilize foreign exchange forward contracts, primarily to reduce the impact of foreign currency fluctuations arising from intercompany balances.

Income tax.   The effective income tax rate was 37% in the six months ended
June 29, 1996 compared to 40% in the six months ended July 1, 1995. The reduction of the effective tax rate in 1996 reflects the distribution of profits between the Company's headquarters, manufacturing activities and research centers and the Company's international distribution and support activities.
The Company has not provided a valuation allowance against its deferred tax assets as the Company believes that the realization of these assets is recoverable given the Company's historical profits.

Net income.   Net income after tax for the six months ended June 29, 1996 more than doubled to $5.1 million, or $.46 per share based upon 11.0 million common and common equivalent shares outstanding, compared to $2.2 million in net income, or $.28 per share based upon 8.1 million common and common equivalent shares outstanding, in the first six months of 1995. The increase in dollar net income was due to the various reasons presented above. The increase in common and common equivalent shares outstanding is due to the effect of the issuance of 2,585,000 shares in the Company's initial public offering in September 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $24.1 million on June 29, 1996 compared to $25.7 million on December 31, 1995. During the first six months of 1996, cash inflows from financing activities of $8.9 million, partially from loans in yen incorporated in the Company's currency hedging strategy, were offset by $6.2 million used in operating activities and $4.5 million used in investing activities.

A net $6.2 million was used in operating activities. Net income of $5.1 million, supplemented by non-cash charges for depreciation and deferred compensation totaling approximately $1.2 million, were offset by increases in working capital, principally accounts receivable and inventory, of $12.5 million to support expanded business activity.

Capital expenditures were $4.5 million for the six months ended June 29, 1996, inclusive of renovations on an additional 50,000 square feet of manufacturing, research and office space, retrofitting of 30,000 square feet of current space and the acquisition of Oracle software to support improvements in the Company's manufacturing, distribution and financial processing systems.

The Company's bank credit agreement provides for a maximum $10 million revolving credit facility and $4 million in international credit lines. At June 29, 1996, $8.0 million was outstanding under this agreement. Revolving credit borrowings bear interest at the London InterBank Offered Rate (LIBOR) plus one and one-half percent or prime, determined at the time of borrowing. International borrowings accrue interest at a negotiated rate approximating the local country's prime rate. The agreement requires compliance with certain financial ratios, all of which were met at June 29, 1996.

On June 7, 1996, the Company signed an Agreement and Plan of Merger with View Engineering, Inc., a privately-held company. The merger, which is intended to be accounted for as a pooling of interests, is subject to stockholder and Board of Directors approval by View Engineering, certain regulatory approvals, and various other conditions normal to such an agreement. Under the terms of the agreement, General Scanning will issue 1,600,000 common shares, subject to adjustment for certain contingencies, for the outstanding common stock and options of View Engineering.

The Company believes that its existing cash, together with cash generated from future operations and its existing bank line of credit, will be sufficient to satisfy anticipated cash needs to fund working capital and investments in manufacturing facilities and equipment for its existing businesses and for View Engineering over the next two years. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may require additional equity or debt financings to fund such activities, which could result in additional dilution to the Company's shareholders.

SUMMARY

The Company may experience fluctuations in operating results due to a variety of factors, including: the rate of growth of the markets for laser systems and components and thermal printers; market acceptance of the Company's products and those of its competitors; development and promotional expenses relating to the introduction of new products or new versions of existing products; changes in pricing policies by the Company and its competitors; the timing of the receipt of orders from major customers; and timing of shipments. The Company's expense levels are based, in part, on its expectations as to future sales and, as a result, operating results would be disproportionately affected by an increase or reduction in sales or a failure to meet the Company's sales
expectations.   The Company believes that its business is not subject to
seasonal fluctuations.

In addition, the Company's ability to expand by acquisition, including the acquisition of View Engineering, depends on many factors including the successful consummation of new business agreements and management's ability to integrate and operate new businesses effectively. As a result of these and other factors, there can be no assurance that the Company will not experience material financial fluctuations in future operating results on a quarterly or annual basis.

                             GENERAL SCANNING INC.
                          PART II. OTHER INFORMATION


Item 1.   Legal proceedings
          -----------------

          On August 5, 1996, Robotic Vision Systems, Inc. commenced an action against General Scanning in the United States District Court for the Eastern District of New York. Robotic Vision Systems claims that General Scanning improperly obtained proprietary information from Robotic Vision Systems for the purpose of obtaining ownership of View Engineering, Inc. and to thwart Robotic Vision Systems' attempts to acquire View Engineering. The Plaintiff is seeking compensatory and punitive damages in an unspecified amount. General Scanning believes the claims are without merit and intends to defend this action vigorously.

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Defaults upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          An Annual Meeting of Stockholders was held on April 16, 1996. The following matters were acted upon:

          a. The election of two Class III directors to serve for the ensuing three years. Mr. Charles D. Winston and Mr. Woodie C. Flowers were elected as Directors, each with 8,334,119 votes cast for, 3,000 votes withheld, and 1,500 votes abstained.

          b. The ratification of the selection by the Board of Directors of Arthur Andersen LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1996. Of the votes cast, there were 8,334,519 votes for the ratification, 3,000 votes withheld, and 1,500 votes abstained.

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a) Exhibits
          -----------

EXHIBIT 99.1 Amended and Restated Revolving Credit Agreement between General Scanning Inc. and The First National Bank of Boston dated as of December 28, 1995

EXHIBIT 27    Financial Data Schedule

          b) Reports on Form 8-K
          ----------------------

              None

                             GENERAL SCANNING INC.
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



/s/ Charles D. Winston             Date: August 7, 1996
- ----------------------
Charles D. Winston
President and
Chief Executive Officer



/s/ Victor H. Woolley              Date: August 7, 1996
- ---------------------
Victor H. Woolley
Vice President Finance and
Chief Financial Officer