Form 10-Q
period 1996-09-28
GENERAL SCANNING INC \MA\
filed 1996-10-30
CIK 949337

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the quarterly period ended              September 28, 1996
                                                     ------------------

                                      OR

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934


                          Commission File No. 0-26646
                                ---------------

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

                           Telephone: (617) 924-1010

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of October 16, 1996, there were 11,848,810 shares of Common Stock, $.01 par value, outstanding.

                             General Scanning Inc.

                               Table of Contents

                                                                        Page
                                                                        ----
Part I - Financial Information:

        Item 1.  Financial Statements

                      Consolidated Balance Sheets......................   3

                      Consolidated Statements of Income................   4

                      Consolidated Statements of Cash Flows............   5

                      Notes to Consolidated Financial Statements.......  6-7

        Item 2.  Management's Discussion and Analysis of Financial

                      Condition and Results of Operations..............  8-12

Part II - Other Information...........................................    13

Signatures............................................................    14

                    General Scanning Inc. and Subsidiaries
                    Consolidated Balance Sheets (unaudited)
                       (in thousands, except share data)

                                                                                  Sept. 28,                Dec. 31,
                                                                                    1996                    1995
                                                                                    ----                    ----
Assets
Current assets:
             Cash and cash equivalents.......................................   $   16,322            $    25,695
             Accounts receivable, less allowance of $833 in 1996
                and $792 in 1995.............................................       29,715                 23,552
             Inventories.....................................................       27,894                 25,087
             Deferred tax and other current assets...........................        5,047                  4,914
                                                                                ----------            -----------
                          Total current assets...............................       78,978                 79,248
                                                                                ----------            -----------
Property, plant and equipment, net of accumulated depreciation
   of $25,612 in 1996 and $23,747 in 1995....................................       13,108                  9,191

Other assets.................................................................          440                    484

Intangible assets, net of amortization of $1,732 in 1996
   and $1,669 in 1995........................................................          722                    785
                                                                                ----------            -----------
                                                                                $   93,248            $    89,708
                                                                                ==========            ===========
Liabilities and Stockholders' Equity
Current liabilities:
             Notes payable to banks and current portion of long-term debt....   $    3,448            $     4,475
             Other notes payable.............................................         -                       700
             Accounts payable................................................        8,336                  8,084
             Accrued expenses and income taxes...............................       12,451                 13,593
                                                                                ----------            -----------
                          Total current liabilities..........................       24,235                 26,852
                                                                                ----------            -----------

Long-term debt due after one year............................................        1,541                  1,556
Deferred compensation........................................................        1,854                  1,546

Stockholders' equity:
             Preferred stock, $.01 par value; authorized 1,000,000
                shares; issued and outstanding - none........................         -                      -
             Common stock, $.01 par value; authorized 15,000,000
                shares; issued 12,214,805 in 1996 and 11,967,845 in 1995.....          122                    119
             Additional paid-in capital......................................       43,112                 41,587
             Retained earnings...............................................       23,490                 19,084
             Cumulative translation adjustment...............................         (518)                  (448)
             Treasury stock, at cost; 365,995 shares in 1996 and 1995........         (588)                  (588)
                                                                                ----------            -----------
                          Total stockholders' equity.........................       65,618                 59,754
                                                                                ----------            -----------
                                                                                $   93,248            $    89,708
                                                                                ==========            ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                    General Scanning Inc. and Subsidiaries
                 Consolidated Statements of Income (unaudited)
                       (in thousands, except share data)


                                                                       Three months ended                   Nine months ended
                                                                  -----------------------------       ----------------------------

                                                                   Sept. 28,          Sept. 30,        Sept. 28,         Sept. 30,
                                                                     1996               1995              1996             1995
                                                                  ----------         ----------       ----------        ----------
Sales:
     Laser systems and components..........................      $    32,744        $    27,935      $    98,616      $     73,703
     Thermal printers......................................            5,419              5,746           17,901            17,114
                                                                  ----------         ----------       ----------        ----------
          Total sales......................................           38,163             33,681          116,517            90,817
                                                                  ----------         ----------       ----------        ----------
Cost of sales:
     Laser systems and components..........................           17,175             15,084           52,530            39,633
     Thermal printers......................................            3,083              3,301           10,202             9,568
                                                                  ----------         ----------       ----------        ----------
          Total cost of sales..............................           20,258             18,385           62,732            49,201
                                                                  ----------         ----------       ----------        ----------

Gross profit:
     Laser systems and components..........................           15,569             12,851           46,086            34,070
     Thermal printers......................................            2,336              2,445            7,699             7,546
                                                                  ----------         ----------       ----------        ----------
          Total gross profit...............................           17,905             15,296           53,785            41,616
                                                                  ----------         ----------       ----------        ----------
Operating expenses:
     Research and product development......................            4,853              4,318           13,990            12,881
     Selling, general and administrative...................            9,313              8,714           29,592            23,566
                                                                  ----------         ----------       ----------        ----------
          Total operating expenses.........................           14,166             13,032           43,582            36,447
                                                                  ----------         ----------       ----------        ----------

Income from operations.....................................            3,739              2,264           10,203             5,169
Merger expenses............................................            1,950               -               1,950              -
Interest income (expense)..................................               34               (273)             191              (823)
Foreign exchange transaction gains (losses)................              (70)               188             (131)              318
                                                                  ----------         ----------       ----------        ----------
Income before income taxes.................................            1,753              2,179            8,313             4,664

Income taxes...............................................              824                828            3,907             1,773
                                                                  ----------         ----------       ----------        ----------

Net income.................................................      $       929        $     1,351      $     4,406      $      2,891
                                                                  ==========         ==========       ==========        ==========
Net income per common and
     common equivalent shares outstanding..................      $      0.07        $      0.13      $      0.35      $       0.30
                                                                  ==========         ==========       ==========        ==========
Weighted average common and
     common equivalent shares outstanding..................       12,513,511         10,128,325       12,482,970         9,699,460
                                                                  ==========         ==========       ==========        ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    General Scanning Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)

                                                                                 Nine months ended
                                                                         -----------------------------------
                                                                          Sept.28,               Sept. 30,
                                                                            1996                   1995
                                                                         -----------           ------------
Cash flows from operating activities:
Net income.........................................................      $     4,406           $      2,891
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization..................................            1,992                  1,559
    Deferred compensation..........................................              308                    285
    Deferred income taxes..........................................               -                    (662)
Changes in current assets and liabilities:
    Accounts receivable............................................           (6,619)                (3,650)
    Inventories....................................................           (2,920)                (8,109)
    Other current assets...........................................              (43)                  (230)
    Accounts payable, accrued expenses, and taxes payable..........             (715)                 3,515
                                                                         -----------           ------------
Net cash (used in) operating activities............................           (3,591)                (4,401)

Cash flows from investing activities:
Purchase of property, plant, and equipment.........................           (5,867)                (2,175)
Decrease (increase) in other assets................................               17                    (93)
                                                                         -----------           ------------
Net cash (used in) investing activities............................           (5,850)                (2,268)
                                                                         -----------           ------------
Cash flows from financing activities:
Net proceeds (payments) on notes payable to banks and others.......           (1,612)                 2,298
Net proceeds (payments) on long-term debt..........................              (15)                  (166)
Net proceeds from issuance of common stock.........................               -                  24,058
Proceeds from exercise of stock options, including tax effects.....            1,528                    427
                                                                         -----------           ------------
Net cash provided by (used in) financing activities................              (99)                26,617
                                                                         -----------           ------------

Effect of exchange rate changes on cash and cash equivalents.......              167                    (79)
                                                                         -----------           ------------

Increase (decrease) in cash and cash equivalents...................           (9,373)                19,869
Cash and cash equivalents, beginning of period.....................           25,695                  1,362
                                                                         -----------           ------------
Cash and cash equivalents, end of period...........................      $    16,322           $     21,231
                                                                         ===========           ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for :
     Interest......................................................              754           $        816
     Income taxes..................................................      $     4,643           $      2,046


  The accompanying notes are an integral part of these consolidated financial statements.

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

     On August 27, 1996, the Company completed its acquisition of View Engineering, Inc., Simi Valley, California by issuing 1,437,060 shares of General Scanning Inc. common stock (after giving effect to certain adjustments at the closing) in exchange for all of View's outstanding shares of capital stock, accrued preferred dividends and the net value of warrants and options. View Engineering, Inc. uses laser image processing technology to serve applications requiring precision inspection, measurement and process control. The transaction has been accounted for as a pooling of interests for accounting purposes and accordingly, the consolidated financial statements have been retroactively restated to include the accounts of View Engineering, Inc. for all periods presented. Merger expenses include brokers fees and legal and accounting costs. The following is a reconciliation of certain restated amounts with amounts previously reported.

   (in thousands)                      Three months ended              Nine months ended
                                      ---------------------           ---------------------
                                      Sept. 28,  Sept. 30,            Sept. 28,  Sept. 30,
                                         1996      1995                  1996      1995
                                      ---------------------           ---------------------
   Sales:
        General Scanning Inc.            $32,833   $27,064               $99,294   $72,648
        View Engineering, Inc.             5,330     6,617                17,223    18,169
                                      ---------------------           ---------------------
             As restated                 $38,163   $33,681              $116,517   $90,817
                                      =====================           =====================

   Net income:
        General Scanning Inc.             $2,921    $1,575                $7,998    $3,822
        View Engineering, Inc. (1)       (1,992)     (224)               (3,592)     (931)
                                      ---------------------           ---------------------
             As restated                    $929    $1,351                $4,406    $2,891
                                      =====================           =====================

         (1) Includes $1,950 in merger related expenses in 1996.

     Each of the three month periods presented herein contain 13 weeks and each of the nine month periods contain 39 weeks.

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

4.   Inventories
     -----------

     Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:

                                   Sept. 28,          Dec. 31,
                                     1996               1995

          Materials                $10,068            $11,162
          Work-in-process            7,509              6,649
          Finished goods            10,317              7,276
                                   -------             ------
                                   $27,894            $25,087
                                    ======             ======

                             General Scanning Inc.
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Overview

Acquisition of View Engineering

On August 27, the Company completed its acquisition of View Engineering, Inc. ("View") by issuing 1,437,060 shares of General Scanning ("GSCN") common stock. The transaction was accounted for as a pooling of interests for accounting purposes; accordingly, the consolidated financial statements have been retroactively restated to include the accounts of View for all periods presented. View employs laser image processing technology to serve applications requiring precision inspection, measurement and process control in several industries.

                                            Three months ended                        Nine months ended
                                           Sept. `96      Sept. `95                 Sept. `96      Sept. `95
                                           ---------      ---------                 ---------      ---------
 GSCN, excluding View:
         Sales (000)                         $32,833        $27,064                   $99,294        $72,648
         Income from operations (000)        $ 4,539        $ 2,535                   $12,155        $ 6,402
                as a percent of sales             14%             9%                       12%             9%

 GSCN and View, pooled:
         Sales (000)                         $38,163        $33,681                  $116,517        $90,817
         Income from operations (000)        $ 3,739        $ 2,264                  $ 10,203        $ 5,169
                as a percent of sales             10%             7%                        9%             6%

General Scanning's major strategic move into the vision inspection market commenced with its acquisition of View Engineering which closed at the end of August, two months behind schedule. Instead of taking control of View at the beginning of the quarter, General Scanning continued to operate only its core businesses while View's attention was diverted onto the transaction and merger-related expenses grew greater than planned. While General Scanning remains very positive about the long term prospects for success of the acquisition, the delay resulted in unexpected third quarter losses at View. During the month of September, sales, distribution and support for two of View's three product lines were assumed by General Scanning's Laser System Division, and certain cost reduction measures were implemented at View including restructuring of View's management and changing View's manufacturing operations to include more cost-effective outsourcing.

The combined companies

The following discussion reflects the combined companies, with all consolidated financial statements restated to include the accounts of View for all current and prior periods.

General Scanning is a leading manufacturer of laser systems and components, and thermal printers. In the nine months ended September 28, 1996 and in the fiscal year 1995, 85% and 82%, respectively, of the Company's revenues were derived from sales of laser systems and components, and the balance was derived from sales of thermal printers. Sales of laser systems and components in the nine months ended September 28, 1996 and in the year 1995 grew 34% and 33%, respectively, over sales for this segment in the comparable prior periods. Thermal printers sales in the nine months ended September 28, 1996 and in the year 1995 increased 5% and 11%, respectively, over the comparable prior periods.

The Company sells its laser systems primarily to manufacturers of products containing advanced electronic components and circuitry. In addition, the Company produces a line of laser subsystems and components which are used in the Company's own systems, as well as sold to other manufacturers of laser systems. Over two-thirds of the Company's net sales of laser systems and components have been, and are expected to continue to be, dependent upon customer capital expenditures which are, in turn, affected by business cycles in the markets served by those customers. The Company's strategy is to expand applications for its products into different and varied markets in order to limit its dependency on any one market, but it may not be successful in doing so.

The Company also sells thermal printers to manufacturers of medical equipment for patient care monitoring. This segment of the Company's business has not experienced significant cyclicality in the past.

Product prices have remained relatively stable during the periods covered by this discussion, and price fluctuations did not have a material effect on reported gross profit.

Results of Operations

Three months ended September 28, 1996 and September 30, 1995

Sales. Total sales were $38.2 million for the three months ended September 28, 1996, an increase of 13% over $33.7 million in sales in the comparable three month period ended September 30, 1995. Laser systems and component sales increased 17% to $32.7 million from $27.9 million in the comparable period of 1995, primarily due to sales of laser imagers for applications in diagnostic medical imaging and commercial graphics. The Company continues to experience softness in the semiconductor and electronics segments of the markets it serves. Thermal printer sales declined 6% to $5.4 million from $5.7 million in the comparable period of 1995, primarily due to a two month delay in the introduction of a customer's new product. Laser systems and components increased as a percentage of total sales to 86% in the three months ended September 28, 1996 from 83% of total sales in the comparable period of 1995.

Gross profit. Total gross profit was $17.9 million, or 47% of sales, for the three months ended September 28, 1996, compared to $15.3 million, or 45% of sales, for the comparable three month period ended September 30, 1995. The increase in gross profit as a percentage of sales was primarily attributable to favorable absorption of manufacturing overhead over higher unit volumes and a change in the product mix of sales towards laser systems and components which carry a higher percentage gross profit. Laser systems and components gross profit was 48% compared to 46% for the comparable three month period of 1995; the increase due to favorable change in product mix. Thermal printers gross profit was 43% in both the current period and the comparable period in 1995.

Research and product development. Research and product development expenses increased to $4.9 million, or 13% of sales, for the three months ended September 28, 1996, from $4.3 million, or 13% of sales, for the comparable three month period ended September 30, 1995. This increase was primarily due the addition of personnel to support the development of new laser systems and components, including the field of medical imaging.

Selling, general and administrative. Selling, general and administrative expenses increased to $9.3 million in the three months ended September 28, 1996 from $8.7 million in the comparable period of 1995. This increase was primarily due to the addition of sales and marketing support personnel and related costs incurred in supporting increased sales, particularly in overseas locations. As a percentage of sales, these expenses were 24% compared to 26% in the comparable period in 1995.

Income from operations. Income from operations increased 65% to $3.7 million, or 10% of sales, for the three months ended September 28, 1996 from $2.3 million, or 7% of sales, for the comparable period in 1995.

Merger expenses. One-time merger expenses totaled $1.95 million. They primarily include fees to financial advisors, accountants and attorneys for both parties.

Interest. Net interest income was $34,000 for the three month period ended September 28, 1996 compared to net interest expense of $273,000 for the comparable period in the prior year. There was more debt outstanding in 1995, and 1996 benefited from investment of the proceeds from the initial public offering in the Fall of 1995.

Foreign exchange. Foreign exchange transactions resulted in a loss of $70,000 in the three months ended September 28, 1996 compared to a gain of $188,000 in the comparable period of 1995. Modest gains and losses are incurred when the Company's net receivables denominated in certain currencies, mostly yen and deutsche marks, are not fully hedged. The Company continues to utilize foreign exchange forward contracts, primarily to reduce the impact of foreign currency fluctuations arising from intercompany balances.

Income tax. The effective income tax rate was 47% in the three months ended September 28, 1996 compared to 38% for the three months ended September 30, 1995. The increase in the effective tax rate was due to certain non-deductible merger expenses and the higher level of View preacquistion losses in 1996, which have not been benefited in the accompanying statements of income. In accordance with tax law and regulations, the ability of the Company to utilize preacquisition losses of View are subject to certain restrictions, and therefore the Company has not recorded the related tax benefit.

Net income. Net income after tax, after a charge of $1.95 million in merger related expenses, was $.9 million, or $0.07 per share based upon 12.5 million common and common equivalent shares outstanding, compared to $1.4 million in net income, or $0.13 per share based upon 10.1 million common and common equivalent shares outstanding in the third quarter of 1995. The increase in shares was primarily due to the Company's initial public offering of approximately 2.6 million shares of Common Stock in late September 1995.

Nine months ended September 28, 1996 and September 30, 1995

Sales. Total sales were $116.5 million for the nine months ended September 28, 1996, an increase of 28% over $90.8 million in sales in the comparable nine month period ended September 30, 1995. Laser systems and component sales increased 34% to $98.6 million from $73.7 million in the comparable period of 1995. Thermal printer sales increased 5% to $17.9 million from $17.1 million in the comparable period of 1995. Laser systems and components increased as a percentage of total sales to 85% in the nine months ended September 28, 1996 from 81% of total sales in the comparable period of 1995. The Company estimates that sales in the nine months ended September 28, 1996 were negatively impacted by between 2% and 3% compared to the comparable period of 1995 due to unfavorable currency fluctuations.

Gross profit. Total gross profit was $53.8 million for the nine months ended September 28, 1996, compared to $41.6 million for the comparable nine month period ended September 30, 1995. Gross profit as a percentage of sales was 46% in both periods. Laser systems and components gross profit was 47% compared to 46% for the comparable nine month period of 1995. Thermal printers gross profit was 43% compared to 44% for the comparable nine month period of 1995.

Research and product development. Research and product development expenses increased to $14.0 million for the nine months ended September 28, 1996 from $12.9 million for the comparable nine month period ended September 30, 1995. This increase was primarily due the addition of personnel to support the development of new laser systems and components, including the field of medical imaging. Research and product development expenses as a percentage of sales were 12% for the nine months ended September 28, 1996, compared to 14% for the comparable period in 1995. Because the development of new products is vital to its continued success, the Company expects to maintain similar levels of research and product development expenses as a percentage of sales over the long term.

Selling, general and administrative. Selling, general and administrative expenses increased to $29.6 million for the nine months ended September 28, 1996 from $23.6 million in the comparable period of 1995. This increase was primarily due to the addition of sales and marketing support personnel and related costs incurred in supporting increased sales, particularly in overseas locations. These expenses as a percentage of sales decreased to 25% in the nine months ended September 28, 1996 from 26% in the comparable period of 1995. These expenses decreased as a percentage of sales due to such expenses growing more slowly than revenues.

Income from operations. Income from operations almost doubled to $10.2 million, or 9% of sales, for the nine months ended September 28, 1996 from $5.2 million, or 6% of sales, for the comparable period in 1995.

Merger expenses. One-time merger expenses, incurred during the third quarter, totaled $1.95 million. They primarily include fees to financial advisors, accountants and attorneys for both parties.

Interest. Net interest income was $191,000 in the first nine months of 1996 compared to net interest expense of $823,000 the comparable period in 1995. There was more debt outstanding in 1995, and 1996 benefited from investment of the proceeds of the initial public offering in the Fall of 1995.

Foreign exchange. Foreign exchange transactions resulted in a loss of $131,000 in the nine months ended September 28, 1996 compared to a gain of $318,000 in the comparable period of 1995. Modest gains and losses are incurred when the Company's net receivables denominated in certain currencies, mostly yen and deutsche marks, are not fully hedged. The Company continues to utilize foreign exchange forward contracts, primarily to reduce the impact of foreign currency fluctuations arising from intercompany balances.

Income tax. The effective income tax rate was 47% in the nine months ended September 28, 1996 compared to 38% in the nine months ended September 30, 1995 for the reasons presented above.

Net income. Net income after tax increased by 52% to $4.4 million despite a charge of $1.95 million in merger related expenses, or $0.35 per share based upon 12.5 million common and common equivalent shares outstanding. This compared to $2.9 million in net income, or $0.30 per share based upon 9.7 million common and common equivalent shares outstanding in 1995. The increase in shares was primarily due to the Company's initial public offering of approximately 2.6 million shares of Common Stock in late September 1995.

Backlog. Backlog at October 15, 1996 was approximately $38 million compared to $43 million at December 31, 1995.

Summary. The Company has experienced, and may continue to experience, fluctuations in operating results due to a variety of factors, including: the rate of growth of the markets for laser systems and components and thermal printers; market acceptance of the Company's products and those of its competitors; development and promotional expenses relating to the introduction of new products or new versions of existing products; changes in pricing policies by the Company and its competitors; the timing of the receipt of orders from major customers; and timing of shipments. The Company's expense levels are based, in part, on its expectations as to future sales and, as a result, operating results would be disproportionately affected by an increase or reduction in sales or a failure to meet the Company's sales expectations. The Company believes that its business is not subject to seasonal fluctuations.

Liquidity and Capital Resources

Cash and cash equivalents totaled $16.3 million on September 28, 1996 compared to $25.7 million on December 31, 1995. During the first nine months of 1996, $3.6 million were used in operating activities and $5.9 million used in investing activities.

A net $3.6 million was used in operating activities. Net income of $4.4 million, supplemented by non-cash charges for depreciation and deferred compensation totaling approximately $2.3 million, were offset by an increase of $10.3 million in working capital, principally accounts receivable and inventory, to support expanded business activity.

Capital expenditures were $5.9 million for the nine months ended September 28, 1996, inclusive of renovations on an additional 50,000 square feet of manufacturing, research and office space, retrofitting of 30,000 square feet of current space and the acquisition of Oracle software to support improvements in the Company's manufacturing, distribution and financial processing systems.

The Company's bank credit agreement provides for a maximum $10 million revolving credit facility and $4 million in international credit lines. At September 28, 1996, $3.4 million was outstanding under this agreement. Borrowings up to $10 million bear interest at the London InterBank Offered Rate (LIBOR) plus one and one-half percent or prime, determined at time of borrowing. International borrowings up to a maximum of $4 million accrue interest at a negotiated rate approximating the country prime rate. The agreement requires compliance with certain financial ratios.

The Company believes that its existing cash, together with cash generated from future operations and its existing bank line of credit, will be sufficient to satisfy anticipated cash needs to fund working capital and investments in manufacturing facilities and equipment for its existing businesses over the next two years. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may require additional equity or debt financings to fund such activities, which could result in additional dilution to the Company's shareholders.

To the extent this analysis discusses financial projections, information or expectations about General Scanning's products or markets, or otherwise makes statements about the future, such statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the fact that the Company's sales have been, and are expected to continue to be, dependent upon customer capital equipment expenditures which are, in turn, affected by business cycles in the markets served by those customers. Other factors include continued volatility in the semiconductor industry, the risk of order delays and cancellations, the risk of delays by our OEM customers in introducing their new products and market acceptance of those products incorporating subsystems supplied by the Company, similar risks to the Company in delays in new product introductions and market acceptance of our new products, and other risks detailed in the Company's Form 10-K that has been filed in connection with the 1995 fiscal year.

                              General Scanning Inc.
                           Part II. Other Information

Item 1.  Legal proceedings
         -----------------

         On August 5, 1996, Robotic Vision Systems, Inc. commenced an action against General Scanning in the United States District Court for the Eastern District of New York. Robotic Vision Systems claims that General Scanning improperly obtained proprietary information from Robotic Vision Systems for the purpose of obtaining ownership of View Engineering, Inc. and of thwarting Robotic Vision Systems' attempts to acquire View Engineering. The plaintiff is seeking compensatory and punitive damages in an unspecified amount. General Scanning believes the claims are without merit and intends to defend this action vigorously.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a) Exhibits
         -----------

            Exhibit 27-Financial Data Schedule

         b) Reports on Form 8-K
         ----------------------

            One report, dated August 27, 1996, on Form 8-K was filed during the quarter ending September 28, 1996, pursuant to Item 2 and Item 7 of that form. The Registrant undertook to file the financial information required by Item 7 as soon as it is available on a Form 8-K/A Amendment and in any event by November 11, 1996.

                              General Scanning Inc.
                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



/s/ Charles D. Winston               Date: October 25, 1996
----------------------
Charles D. Winston
President and
Chief Executive Officer



/s/ Victor H. Woolley                Date: October 25, 1996
---------------------
Victor H. Woolley
Vice President Finance and
Chief Financial Officer