Form 10-K405
period 1996-12-31
GENERAL SCANNING INC \MA\
filed 1997-03-11
CIK 949337

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                          COMMISSION FILE NO. 0-26646

                             GENERAL SCANNING INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                              04-2445884
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


  500 ARSENAL STREET, WATERTOWN, MA                       02172
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

                                (617) 924-1010
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $.01 par value
                              TITLE OF EACH CLASS

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [X]   NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $117,520,993 based on the last reported sale price of the Common Stock on the Nasdaq National Market on February 25, 1997. The number of shares outstanding of the registrant's class of Common Stock as of February 25, 1997 was 11,900,860 shares.

                               ----------------

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 1997 are incorporated by reference in Part III of the Report. Other documents incorporated by reference are listed in the
Exhibit Index.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             GENERAL SCANNING INC.

                         1996 ANNUAL REPORT--FORM 10-K

                               TABLE OF CONTENTS

                                                                           PAGE
 PART I                                                                    ----
 Item 1   Business......................................................      1
          Overview......................................................      1
          Business Strategy.............................................      2
          Products and Services.........................................      3
          Customers.....................................................      7
          Sales, Marketing and Customer Support.........................      7
          Research and Development......................................      8
          Manufacturing.................................................      9
          Working Capital Requirements..................................     10
          Backlog.......................................................     10
          Competition...................................................     10
          Patents and Intellectual Property.............................     11
          Employees.....................................................     11
 Item 2   Properties....................................................     12
 Item 3   Legal Proceedings.............................................     13
 Item 4   Submission of Matters to a Vote of Security Holders...........     14
          Executive Officers............................................     14
 PART II
 Item 5   Market for Registrant's Common Stock and Related Stockholder
          Matters.......................................................     16
 Item 6   Selected Financial Data.......................................     17
 Item 7   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     18
 Item 8   Financial Statements and Supplementary Data...................    F-1
 Item 9   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................   F-20
 PART III
 Item 10  Directors and Executive Officers of the Registrant............   F-20
 Item 11  Executive Compensation........................................   F-20
 Item 12  Security Ownership of Certain Beneficial Owners and
          Management....................................................   F-20
 Item 13  Certain Relationships and Related Transactions................   F-20
 PART IV
 Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-
          K.............................................................   F-21

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  General Scanning Inc. ("General Scanning" or the "Company") was incorporated in Massachusetts on July 8, 1968. The Company develops and manufactures a broad line of laser systems for a wide range of applications in the automotive, electronics, semiconductor, medical and aircraft industries. In addition, the Company produces a line of laser subsystems and components which are used in the Company's own systems as well as sold to other manufacturers of laser systems. In 1996, over 84% of the Company's revenues were derived from the sale of laser systems and components. General Scanning markets and sells its products worldwide. In 1996, 59% of its sales were in the United States, 25% in Asia and 16% in Europe. See Note 12 to Financial Statements for a more detailed description of the Company's geographic operations.

  At the end of August 1996, General Scanning acquired View Engineering, Inc. ("View"), a California corporation, based in Simi Valley, California, through an exchange of 1.4 million shares of Common Stock of the Company, $.01 par value ("Common Stock"), in a transaction which was recorded as a pooling of interests for accounting purposes. Therefore, all historical financial information has been restated to include the operations of View. View designs, manufactures and markets vision systems used for measurement and inspection in electronics and semiconductor manufacturing and for general purpose metrology.

  General Scanning manufactures laser systems for a variety of industrial applications including: thin film resistor processing systems used in the production of automotive sensors for airbags, anti-lock brakes, emissions control and airflow measurement; thick film resistor processing systems used in the manufacture of surface mount ("SMT") electronic components; DRAM (dynamic random access memory) processing systems used in the fabrication of high density computer memory chips; inspection systems for solder paste and component placement on SMT (surface mount technology) printed circuits; automatic semiconductor package measurement systems for QFP (quad flat package), TSOPs (thin small outline package) and BGAs (ball grid arrays); laser marking systems used for permanent identification of products such as integrated circuit packages and automotive components; precision alignment systems used primarily in the fabrication of aircraft composite structures; inspection and metrology systems employing non-contact 3-D image processing used in the manufacturing of disk drives and other precise tolerance devices; and laser systems and subsystems used in film imaging. In addition, General Scanning manufactures laser subsystems and components used by the Company and its customers in many applications including materials processing, test and measurement, alignment, inspection, graphics, vision systems, rapid prototyping and medical imaging. The Company's core technological expertise which is employed in each of these applications is high speed micropositioning and precise power control of lasers.

  General Scanning also designs and manufactures under ISO 9001 certification a line of thermal printers for leading medical instrument companies. General Scanning's printers, based on thermal printing technology, use the Company's core micropositioning expertise to address customers' needs for high accuracy recording. General Scanning supplies thermal printers to manufacturers of medical equipment for critical patient applications such as defibrillators, patient care monitors, and cardiac pacemaker programmers.

  Designing and manufacturing the Company's products requires specialized skills in: electronics that can operate reliably and accurately under a wide range of environmental conditions; electromechanical devices that can sustain high torsional acceleration; optics and lenses that operate with a variety of types of laser output; closed-loop electronic servo systems that precisely and quickly measure and control relative positions of mechanical components; and software that controls laser systems and interfaces with adjunct equipment. In addition, General Scanning maintains control of the critical production processes which the Company believes allows it to control costs, realize higher quality production and bring new products to market more quickly.

  General Scanning expands the scope and use of its core products by working closely with leading customers to identify both value-added functionality and new applications. The Company designs and manufactures systems and components with the aim of providing its customers with low overall cost of ownership. General Scanning's close relationship with its customers enables it to expand the number of applications for its core technology and minimize the risk inherent in new product development. The Company believes that the diversity of applications in which its products are used minimizes the risk of dependence on the economic conditions in any one industrial sector it serves.

BUSINESS STRATEGY

  The Company's strategy is to continue to apply its expertise in rapid and high accuracy micropositioning and precise power control of laser beams and, with the addition of View, 2-D and 3-D image processing to the development and manufacture of end user and OEM systems, subsystems and components for a broad range of market applications. This strategy builds upon the Company's strengths in technology, manufacturing and distribution.

  The key elements of the Company's business strategy are as follows:

    Leverage Core Technology. The Company is committed to developing new products and enhancing existing products to address new applications and evolving manufacturing requirements primarily by leveraging the Company's core technologies for high accuracy micropositioning and precise power control of lasers.

    Customer Driven Product Development. The Company seeks to partner and work closely with leading manufacturing companies in selected but diverse areas. This approach allows the Company to incorporate customer feedback during the design process, which expedites product development, thereby saving development time and expenses. The Company believes that developing a product to meet a need identified by a market leader and potential customer decreases the risk typically associated with new product introductions.

    Broad Applications in Diverse Markets. The Company currently offers products serving broad applications in diverse markets, including laser systems for semiconductor manufacturing, production of automotive sensors, manufacturing of electronic components and circuits, precision alignment of manufactured parts, permanent product marking and film imaging. The Company makes subsystems and components for OEM manufacturers of equipment for detection of in-process defects and contamination, performance of medical diagnostic and corrective procedures, confocal microscopy, film imaging, rapid prototyping, and medical patient vital sign recording. By addressing diverse markets, the Company seeks to increase its product sales and reduce its reliance on any single industry or customer. In addition, the Company's marketing strategy is to continue to develop products based on its core technical and manufacturing competencies for markets in which it believes it can attain a leading position in market share.

    Maintain Control of Critical Production Processes. The Company's manufacturing strategy is to identify and perform internally those manufacturing functions which enable the Company to maintain control over critical portions of the production process and which add value to its products. The Company believes it achieves a number of competitive advantages from such integration, including the ability to achieve lower cost and higher quality, to bring new products and product enhancements quickly and reliably to market, and to produce sophisticated component parts not readily available from other sources.

    Focus on Customers' Overall Cost of Ownership. The Company designs and manufactures systems, subsystems and components aimed at providing its customers with low overall cost of ownership relative to competing solutions. The Company's laser systems are intended to assist customers in achieving higher yields, greater productivity, more efficient use of operator time and more economical use of manufacturing space.

    Address Worldwide Markets. The Company markets, sells and supports its products worldwide. The Company believes the strength of its international sales and customer support organization is important to its continued success. To facilitate its worldwide marketing strategy, the Company has dedicated sales and support organizations in Japan, Hong Kong, Korea, Taiwan, Germany, England, France and Italy in addition to the United States.

PRODUCTS AND SERVICES

 Laser Systems and Components

  Thin Film Resistor Processing Systems--The Company's laser systems are used in the production of thin film resistive components used in the manufacture of automotive semiconductor sensor circuits. These precision sensor circuits are used to measure analog variables (such as acceleration, temperature or pressure) and convert them into digital electrical signals in a growing range of applications. For example, semiconductor sensors are used in safety features in equipment such as airbags, anti-lock brakes, emissions control and active suspension systems. The Company's M310 laser system adjusts the value of resistors in a thin film sensor circuit by selective cuts while it is under test, to achieve a consistent digital electrical output in response to a reference analog input. In the case of pressure sensors, it may be necessary to subject the sensor to a calibrating pressure during final manufacturing steps. This additional function is provided in the Company's M310ST laser system. The Company's thin film resistor processing systems range in price from approximately $300,000 to $1,100,000. Representative customers include Analog Devices, Fuji Electric, Motorola and Nippon Denso.

  Thick Film Resistor Processing Systems--The Company's laser systems are used in the production of thick film resistive components (known as chip resistors) for surface mount ("SMT") electronic circuits. Chip resistors are microelectronic components that replace larger axial lead resistors in electronic circuits. Chip resistors are used in most consumer and industrial electronic products including CD players, VCRs, TVs, camcorders, and cellular telephones. A camcorder, for example, may contain over five hundred chip resistors. The increasing use of these devices is being driven by the demand for enhanced functionality, reduced size, and lower cost of consumer electronics. SMT components meet these needs by providing reduced package size and production set-up time, and improved reliability and delivery times. The Company's W724C laser system is an integral part of the process for manufacturing chip resistors. By means of selected cuts, laser systems are used to change the effective length and cross section of the electrical conductor of each resistor element. The resistance is monitored, and the laser action continues until the precise resistance value is obtained. The Company believes that the size of resistors will continue to shrink and, as a result, manufacturers will require more precise laser systems.

  The Company's W670 laser systems are used for processing more general purpose hybrid thick film electronic circuits. These circuits are designed to withstand harsh environmental uses, such as automotive ignition controls, fuel sensors and high voltage regulation.

  The Company's thick film resistor processing systems range in price from approximately $200,000 to $350,000. Representative customers include Ericsson, Kyocera, Matsushita, Samsung and Vishay.

  Surface Mount Measurement Systems--The Company's surface mount measurement products address another sector of the electronics industry, the manufacture of printed circuit board assemblies. Customers for SMT measurement products require systems which can be used for prototyping, near process monitoring and in-line process control. These systems can be installed near or in the circuit board assembly line to address these needs. In the manufacture of surface-mount electronics, solder, in paste form, is stenciled onto the circuit board with a screen printer, and then components are placed in their respective positions on the board by automated equipment. Critical variables in the manufacturing process, which the Company's systems address, include the amount of solder deposited on the board and the accurate placement of the electronic components.

  The Model 8100 system was introduced in 1995 and represents the third generation of equipment design. The Model 8100 uses the Company's patented three-dimensional scanning laser data acquisition technology, and can inspect either solder paste depositions or component placement accuracy. The current base price for the Model 8100 system is approximately $200,000. The strongest market segments for SMT measurement products have been in the computer, telecommunications and automotive industries. Customers include IBM, Ford Motor and Motorola.

  Semiconductor Measurement Systems--Semiconductor measurement products are used by customers who manufacture electronic chips and chip packages. These customers require fully automated, high throughput systems to inspect electronics packages. Due to the semiconductor industry's drive toward miniaturization, components and finished packages are becoming smaller and more fragile. A single damaged lead, bent by a few thousandths of an inch, can cause manufacturing defects and product failures. Accordingly, semiconductor chip manufacturers are effectively required to inspect 100% of their chip packages.

  The Company's products perform inspection during fabrication of the chip--in the "front end" of the manufacturing process--and perform inspection of final assembled components--the "back end". The systems incorporate the Company's patented three-dimensional scanning laser data acquisition technology to provide fast, accurate measurement. The Model 890, released in early 1997, performs front-end wafer, die and package substrate measurement for the newly emerging high-density, matrix-based package interconnect market. The Model 880, first introduced in 1995, performs measurement of finished package leads or bumps without removal of the devices from their carrier trays. The Model 830 inspects individual finished matrix-based devices. All of the systems are configurable to support a variety of device and feature types. Current prices for the base systems range from $150,000 to $275,000. Customers include Anam, ASE (Taiwan), Intel, Micron, Samsung and Texas Instruments.

  DRAM Processing Systems--Dynamic random access memory chips ("DRAMs") are critical components in the active memory portion of computers and a broad range of other digital electronic products. To obtain efficient yields in the production process, each DRAM is designed with redundant circuitry. Using the Company's M325 laser system, a semiconductor manufacturer can effectively disconnect defective or redundant circuits in a DRAM with accurately positioned and power modulated laser pulses. This improves the yield of usable DRAMs per treated wafer, effectively lowering the cost per unit produced.

  As the memory capacity of DRAMs increases, the feature size and spacing between the elements of the microcircuits decrease. The computer memory industry is presently changing from 4 megabit to 16 and 64 megabit DRAMs. The need for higher density DRAMs in the computer industry is driven both by memory intensive software and higher speed microprocessors. The Company offers products which are currently being used for processing DRAMs up to 64 megabits. First-pass manufacturing yields are typically low at the start of production of a new generation of higher capacity devices. Also, the first-pass yields have decreased with each successive generation of DRAMs as geometries shrink and manufacturing becomes more difficult.

  DRAMs are currently produced in batches on silicon wafers typically measuring 6" or 8" in diameter. The industry is currently planning for production using 12" diameter wafers. The Company believes that its technology and systems architecture will allow it to develop and introduce products to process the new 12" wafers. The Company's M325 DRAM processing systems range in price from approximately $500,000 to $800,000. Representative customers include Cypress Semiconductor, IBM, Mitsubishi and Toshiba.

  Permanent Marking Systems--The Company's moving spot laser marking systems are used to apply permanent alphanumeric, graphic and bar-code identification directly onto products and packaging materials. Laser marking systems remove precise amounts of material from, or modify the surface of, an object being marked by exact control of the laser beam as it moves along a prescribed path. Such systems are gaining acceptance over a broad range of markets, replacing older technologies such as inkjet, mechanical imprinting and ink stamping. This change is being driven by the need for permanent marking, for marking systems which can be interfaced with computers and environmental acceptance. Industry has recently begun to require product traceability for years after the date of manufacture. At present, inkjet and ink stamping do not provide this permanence; laser marking does. Also, the laser marking process does not involve the use of environmentally hazardous solvents.

  As an example of this application, the Company's HM1500 laser system is used to mark integrated circuit ("IC") packages. The plastic or ceramic package surrounding an IC must be marked without penetration of its thin wall in order to avoid damaging the expensive circuits it protects. This process requires a high degree of precision. Laser marking for this application is gaining widespread usage. The Company's laser systems are also used in other applications including the marking of automotive parts, electrical components, tools, medical implants, as well as in the decorative marking of consumer items. The Company's laser marking systems range in price from approximately $50,000 to $225,000. Representative customers include Harris, Hewlett-Packard, Motorola, SGS Thompson, Texas Instruments and Toshiba.

  Precision Alignment Systems--The Company has developed a laser system which interfaces with a computer assisted design and manufacturing ("CAD/CAM") system to assist in the precision alignment of parts during manufacturing assembly processes. The demand for precision alignment products is growing with the need for increasingly tight tolerance manufacturing. The principal use to date has been in the precision alignment of composite materials for the aircraft industry. Composite materials are important elements in the fabrication of critical structures for aircraft, such as jet engine cowlings, cargo and nose wheel doors, and control surfaces. The Company's systems project a precise image generated from existing CAD/CAM data to guide the assembly operations personnel in the proper placement and order of layers of composite materials. The Company's OLT3050G precision alignment system allows aircraft manufacturers to eliminate mechanical alignment templates, minimize costs from engineering changes, and reduce operator learning time and assembly labor requirements. The Company is exploring the applications of these systems in other markets. The Company's precision alignment systems sell in the range from approximately $50,000 to $250,000. Representative customers include Aerospatiale, Boeing, Hughes Aircraft and Northrop Grumman.

  Metrology Systems--The Company's metrology products are automated, non-contact dimensional coordinate measurement systems which provide major electronics, telecommunications, and computer manufacturers with the ability to perform micron accurate measurements of component parts and assemblies produced throughout their manufacturing processes. These systems utilize combinations of CCD video camera, image processing, and various laser sensor technologies to acquire part measurement data. The metrology products are primarily sold to manufacturers of disk drives, semiconductor packages, printed circuit boards, and their associated micro-electronics components. Current prices range from $55,000 to $150,000. Representative customers include AMP, Parker Pen, Seagate and St. Jude Medical.

  Film Imaging Systems--The application of lasers for imaging directly onto film has progressed steadily over the past decade to the point where it has become the technology of choice in two major markets: medical diagnostics and graphics. Both applications demand precise micropositioning for pixel placement and adjustable contrast range. Medical diagnostics often involve images of the human anatomy derived from computer assisted tomography ("CT"), magnetic resonance imaging ("MRI") or nuclear medicine systems. Such images are usually presented on photographic film for viewing by a radiologist. The Company's MDL laser imaging systems and its SE154, SAE and LSM subsystems are used to produce images of adjustable gray-level contrast and high resolution for enhanced medical diagnostic purposes. The Company's laser imaging equipment, using these data from the CT, MRI or nuclear medicine equipment, creates a film image by moving a laser beam across the width of the film, and modulating it to produce the correct gray scale level for each picture element, or pixel. When the width of the film has been scanned, the next line is scanned in sequence. The process is continued until the entire image is exposed. The Company's laser imaging systems and subsystems are sold to several major producers of CT, MRI and nuclear medicine equipment and film. The Company also sells a modified version of its SAE to write directly onto a film plate for graphic printing. The Company's laser imaging systems and subsystems sell in the range from approximately $1,500 to $20,000. Representative customers include A.B. Dick, Agfa and Imation (formerly 3M).

  Components--The Company develops, produces and sells optical scanners and scanner subsystems which include optics, software and control systems. These are used by the Company and its customers in a variety of applications including materials processing, test and measurement, alignment, inspection, displays, graphics, vision, rapid prototyping, and medical applications. The Company intends to continue to work with its customers to develop new components and subsystems based upon its optical scanning technology. The Company sells its scanners in a range from approximately $100 to $4,000 and its subsystems in a range from approximately $2,000 to $30,000. Representative customers include Eastman Kodak, Lumonics, Nikon, Perceptron and Texas Instruments.

 Thermal Printing Products

  The Company develops, produces and sells a variety of thermal printers which are designed for use with defibrillators, patient care monitors, cardiac pacemaker programmers, and other medical applications. Thermal printers are used to provide a permanent record of a patient's condition during critical medical care.

  The Company's thermal printers generate signal traces, grids and real time annotation on heat sensitive paper. Paper widths ranging from 48 to 216 millimeters are moved at speeds that can be remotely selected in the range from 1 millimeter per hour to 125 millimeters per second, and have a resolution of 8 x 32 dots per millimeter. The text and graphics are generated by selectively and instantaneously modulating the temperature of small (approximately 0.105 x 0.175 millimeters) elements of a print head across the width of the chart. As the elements reach peak temperature, they create dots on thermal sensitive paper. By repeated action under the control of an on-board microprocessor, the desired graphic output can be produced.

  The Company works closely with its OEM customers to develop and produce thermal printers which are incorporated into its customers' products. Typical customized features of thermal printers offered by the Company include: package and size dimensions dictated by the customer's end products; speed and accuracy of chart transport; print resolution; number of fonts; and number of data channels. Medical uses for the Company's thermal printers require high reliability, since they are often used in emergency medical equipment which must be rugged and lightweight. The Company believes that its ability to work rapidly and efficiently with its customers provides an important benefit to such customers. The Company's thermal printers sell in a range from approximately $200 to $3,000. Representative customers include Datascope, Medtronic, Physio-Control, Spacelabs Medical and Zoll Medical.

PRODUCT LIST

  The following is an abbreviated list of General Scanning's products and their typical market applications:

   PRODUCTS                                MARKET APPLICATIONS
   --------                                -------------------
   Laser Systems
      M310ST............ Automotive sensor production
      M310/W678......... Processing of thin film electronic circuits
      W724C............. Manufacture of thick film resistive components (chip resistors)
      W670.............. Processing of hybrid thick film electronic circuits
      Model 830......... Lead/bump inspection of electronic components
      Model 880......... In-tray lead/bump inspection of electronic components
      Model 890......... Wafer, die and bump inspection
      Model 8100........ Solder paste measurement, component placement inspection
      M325.............. DRAM and PLD fabrication
      HM1500............ Integrated circuit marking
      HM2000............ Permanent marking of manufactured parts
      TAE............... Production of film images for both medical and graphics applications
      OLT3050G.......... Composite structures fabrication
      Voyager 1000...... Benchtop metrology
      Ultra 8........... Automated, non-contact 3-D measurement
   Components
      HPM/SPM/HPLK...... Laser processing of materials, including permanent marking, cutting, drilling and rapid prototyping
      VSH............... Semiconductor inspection
                         Performance of medical procedures in ophthalmology and
                         dermatology
                         Performance of biomedical measurement and analysis
      Optical Scanners.. Processing of materials
                         Test, measurement and alignment
                         Ophthalmalogical and dermatalogical applications
                         Confocal microscopes
                         Projection of images on film
                         Inspection
   Thermal Printers
      AR42.............. Defibrillator vital sign recording
      OMNI-100.......... Patient critical care monitoring
      OMNI-200.......... Cardiac pacemaker programming
      AR200FB........... Stress testing; electroencephalograph

CUSTOMERS

  The Company has over 1,000 customers. During 1996, no single customer accounted for more than 7% of total sales. General Scanning's ten most significant customers in terms of sales in 1996, listed alphabetically, were:
A.B. Dick, Analog Devices, IBM, Imation (formally 3M), Kanematsu, Maxim, Mitsubishi, Motorola, Physio-Control and Solectron.

SALES, MARKETING AND CUSTOMER SUPPORT

  The Company believes that its marketing, sales and customer support organizations are important to its long-term growth and give the Company the ability to respond rapidly to the needs of its customers. The Company has marketing managers for each major product line who have worldwide responsibility for determining product strategy based on knowledge of the industry, customer requirements and product performance. These marketing managers have direct contact with customers and support the field sales and service personnel. The Company believes that its business is not subject to seasonal fluctuations.

  The Company sells and supports its products worldwide through its own direct sales and customer service organization. This domestic and international sales network is augmented by selected independent sales representatives for end-user laser systems, due to the geographical dispersion of customers for such products. Field offices have been located in close proximity to key customers to help achieve short response time. In the United States, the Company provides marketing support at its manufacturing locations in Watertown, Somerville, Arlington and Bedford, Massachusetts and at View's facilities in Simi Valley, California and Ann Arbor, Michigan. Additionally, field sales personnel are located in Atlanta, Chicago, Dallas, Minneapolis and Santa Clara. In Europe, the Company distributes its products through its direct sales offices located in Germany, the United Kingdom, Italy and France. The Company distributes its products in Japan through its offices in Tokyo and Osaka. Throughout the remainder of Asia, the Company distributes through recently opened offices in Hong Kong, Korea and Taiwan.

  The Company provides customer support in the form of applications engineering, repair services and spare parts inventory through its offices in Massachusetts, California, France, Germany, Italy, the United Kingdom, Hong Kong, Japan, Korea and Taiwan. Engineering and field support personnel provide telephone support or are dispatched to customer locations. Additionally, the Company's offices generally have certain models of the Company's laser systems which are used for demonstration purposes and for applications engineering. From time to time, at the request of a customer, the Company will install a laser system at the customer's manufacturing site to establish manufacturing process and demonstrate product performance as part of the selling process prior to receipt of an order. The typical purchase of a laser system includes installation, on-site customer support and applications engineering.

RESEARCH AND DEVELOPMENT

  The Company devotes significant resources to development programs directed at creating new products and product enhancements, as well as developing new applications for existing products. All of the markets served by the Company are characterized by rapid technological change and product innovation. The Company believes that continued timely development of new products and product enhancements to serve both existing and new markets is necessary to remain competitive.

  The Company maintains significant expertise in the following core technologies:

    Mechanics: design of mechanisms with high rigidity and low moving mass; use of materials at high stress levels; techniques for precise assembly and vibration isolation of bearings, lasers and lenses.

    Optics: design of laser quality lenses with variable depth of field or large numerical aperture; design of mirrors of high dynamic rigidity; selection of wavelength-specific mirror and lens coatings; specification and adjustment of lasers; and laser interaction with materials.

    Magnetics: design and use of rare-earth magnets; heat treatment of specialty magnetic alloys; design and heat dissipation of compact electrical drive coils.

    Electronics: design of wide bandwidth power amplifiers and high signal-to-noise ratio and low thermal drift signal detection circuits; design and manufacture of analog servo controllers with low electromagnetic interference (EMI) circuitry.

    Software: development of high-speed computing algorithms for real-time control of servo mechanisms; handling of data transmitted according to customer-specific protocols; design of operator friendly computer/systems interfaces.

    Systems Design: integration of mechanisms, optics, lasers, laser electro-optics, power supplies, electronics, communications interfaces and software.

  The Company's personnel work closely with customers, frequently at the customers' facilities, to develop complete process solutions that often involve new or extended application of the Company's existing products. This close cooperation leads to new products being developed for a ready customer.

  For the years ended December 31, 1996, 1995 and 1994, the Company's research and development expenditures were approximately $18.4 million, $17.1 million and $13.1 million, respectively. These amounts were approximately 12%, 14% and 13% of sales in the respective periods. As of December 31, 1996, the Company had 182 people engaged in research and product development activities. Because the Company believes that the development of new products is vital to its continued success, the Company expects significant expenditures to continue on research and development activities.

MANUFACTURING

  The Company's manufacturing strategy is to identify and perform internally those manufacturing functions which enable the Company to maintain control over critical portions of the production process and which add value to its products. The Company believes it achieves a number of competitive advantages from such integration, including the ability to achieve lower costs and higher quality, the ability to bring new products and product enhancements quickly and reliably to market, and the ability to produce sophisticated component parts not available from other sources.

  The Company's manufacturing is conducted at four facilities located near Boston, Massachusetts and in Simi Valley, California. Each of the Company's manufacturing facilities has co-located manufacturing, manufacturing engineering, marketing and product design personnel. The Company believes, based on its experience, that this organizational proximity greatly accelerates development and entry into production of new products and aids economical manufacturing. The Company's thermal printers are manufactured under ISO 9001 certification.

  The Company has fully integrated manufacturing operations in key strategic elements, such as state-of-the-art metals and plastics fabrication, surface mount (SMT) printed circuit board fabrication and testing, and extensive in-process and final product testing capabilities. The Company believes it gains competitive advantages in its capability to produce high quality, short-run parts and assemblies in a just-in-time environment which reduces delivery times to customers.

  Certain of the components and materials included in the Company's thermal printers, laser systems and optical products are currently obtained from single source suppliers. The Company currently obtains a component for one of its laser systems products from a single source. The Company currently maintains a six month inventory of this component and plans to increase this over the next year. The Company has explored the possibility of producing this component internally, and in the event of a disruption in the outside supply of this component, the Company believes that it could commence production internally within twelve months. The microprocessor used in the Company's thermal printers is currently obtained from a single manufacturer, one of the world's major producers of microprocessors. In the event of a disruption of this supply, the Company would have to redesign its product to accommodate the technology of an alternative microprocessor, which the Company believes would result in an interruption in the manufacture of these products. Development plans for 1997 include a redesign of these products to accommodate a new, more readily available microprocessor.

  The Company is subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile, or otherwise hazardous chemicals used on the Company's premises. The Company believes that it is in material compliance with these regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, current or future regulations could require the Company to purchase expensive equipment or to incur other substantial expenses to comply with environmental regulations. Any failure by the Company to control the use of, or adequately restrict the discharge or disposal of, hazardous substances could subject the Company to future liabilities, result in fines being imposed on the Company, or result in the suspension of production or cessation of the Company's manufacturing operations in one or more locations.

WORKING CAPITAL REQUIREMENTS

  The Company manufactures and sells a variety of laser systems, subsystems and components, as well as a line of thermal printers. The Company maintains levels of inventory at various states of assembly in order to be responsive to customers' requirements.

BACKLOG

  The Company defines backlog as written purchase orders or other contractual agreements for products for which the customer has requested delivery within the next twelve months. Backlog was approximately $36 million on December 31, 1996 compared to $42 million on December 31, 1995.

COMPETITION

  The markets for the Company's products are highly competitive. The Company is subject to substantial competition from both established competitors and potential new market entrants. Significant competitive factors include: product functionality, performance, size, flexibility and cost; market presence; customer satisfaction; customer support capabilities; and breadth of product line. The Company believes that it competes favorably on the basis of each of these factors.

  Competition in the development, manufacture and sale of laser systems is concentrated in certain segments and fragmented in others. To the Company's knowledge, the automotive sensor manufacturing market in which the Company's thin film processing systems are used has no other competitors. The markets for the thick film hybrid circuit processing systems in which the Company competes have several other manufacturers. The Company is aware of three competitors in vision systems for solder paste and component placement inspection. In systems for electronic component lead inspection, the Company competes primarily with Robotic Vision Systems. The Company competes primarily with Electro Scientific Industries, which has the major market share, in laser systems for memory fabrication. The Company is aware of laser marking systems produced by several other manufacturers which compete with the Company's laser marking equipment. To the Company's knowledge, in the precision alignment market for the aircraft industry, the Company has one competitor. There are several competitors in the field of general purpose, non-contact metrology in which the Company competes.

  The Company knows of the existence of at least five other manufacturers of subsystems for the film imaging systems and subsystems market.

  In the optical scanner subsystem and components markets, the Company knows of two other manufacturers. Additionally, there exist two alternate technologies, rotating polygons and XY-moving tables, which compete for certain segments of the markets served by the Company's products.

  Thermal printing for the medical equipment market has fragmented competition, mostly from vertically integrated equipment manufacturers.

  The Company expects its competitors to continue to improve the design and performance of their products. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features, or that new processes or technologies will not emerge that render the Company's products less competitive or obsolete. As a result of the substantial investment required by a customer to integrate capital equipment into a production line, or to integrate components and subsystems into a product design, the Company believes that once a customer has selected certain capital equipment, or certain components or subsystems from a particular vendor, the customer generally relies upon that vendor to provide equipment for the specific production line or product application and may seek to rely upon that vendor to meet other capital equipment, or component or subsystem requirements. Accordingly, the Company may be at a competitive disadvantage with respect to a particular customer if that customer utilizes a competitor's manufacturing equipment or component. Increased competitive pressure could lead to lower prices for the Company's products, thereby adversely affecting the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

PATENTS AND INTELLECTUAL PROPERTY

  The Company believes that the success of its business depends more on the technical competence and creativity of its employees than on patents, trademarks and copyrights. Nevertheless, the Company has a policy of seeking patents, when appropriate, on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities.

  Although the Company has been granted, has filed applications for and has been licensed under a number of patents in the United States and foreign countries, there can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications.

  Competitors in the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with the Company's ability to make and sell some of its products. Although the Company believes that its products do not infringe the patents or other proprietary rights of third parties, there can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful. (See Item 3. Legal Proceedings.)

  The Company also relies upon trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees and consultants. There can be no assurance, however, that these agreements will provide meaningful protection of the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

EMPLOYEES

  As of December 31, 1996, the Company had 779 full-time employees worldwide, including 315 in manufacturing, 207 in marketing, sales and field service, 182 in research and development, and 75 in general administration. In addition, the Company had 39 temporary contract employees engaged principally in new product development and manufacturing operations. The Company believes that the use of temporary contract employees allows the Company to respond more rapidly to fluctuations in manufacturing and product demand and enables the Company to better control the labor component of its manufacturing costs. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

  The Company's headquarters is located in Watertown, Massachusetts, which is a suburb of Boston. Additionally, the Company leases manufacturing facilities in Somerville, Arlington and Bedford, Massachusetts, all near Boston. The Company owns one and leases a second facility in Simi Valley, California, as well as leases one research facility in Ann Arbor, Michigan.

  The principal owned and leased properties of the Company and its subsidiaries are listed in the table below.

                                                                APPROXIMATE OWNED/
        LOCATION                        PURPOSE                 SQUARE FEET LEASED
        --------                        -------                 ----------- ------
Watertown, MA, USA...... Marketing, sales, manufacturing,         84,000     owned
                         engineering, offices; corporate
                         headquarters
Somerville, MA, USA..... Marketing, sales, manufacturing,         47,000    leased(1)
                         engineering, offices
Arlington, MA, USA...... Marketing, sales, manufacturing,         30,000    leased(1)
                         engineering, offices
Bedford, MA, USA........ Marketing, sales, manufacturing,         50,000    leased(2)
                         engineering, offices
Simi Valley, CA, USA.... Marketing, sales, manufacturing,         41,000     owned
                         engineering
Simi Valley, CA, USA.... Manufacturing                            21,000    leased(3)
Ann Arbor, MI, USA...... Marketing, sales, engineering, offices   13,000    leased(4)

--------
(1) Lease expires in 1997.
(2) Lease expires in 2003, with a 3-year renewal option.
(3) Lease expires in 1998, with two 3-year renewal options.
(4) Lease expires in 2001, with two 3-year renewal options.

  Additional marketing and sales offices are located in Japan, Germany, France, Italy, United Kingdom, Hong Kong, Korea, Taiwan and other locations in the United States. These additional marketing and sales offices are in leased facilities occupying approximately 20,000 square feet in the aggregate.

  The Company has leases on two Massachusetts facilities expiring at the end of 1997 and is in the process of determining whether to renew or to relocate.

  The Company believes that its existing manufacturing facilities will be adequate to meet its requirements for the foreseeable future and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

  View Engineering v. Robotic Vision Systems, Inc. USDC Case No. 95-1882. On or about March 24, 1995, View filed a complaint against Robotic Vision Systems, Inc. ("RVSI") seeking declaratory relief that (i) U.S. Patent No. 4,328,147 held by RVSI was invalid and (ii) View had not infringed this patent. RVSI counterclaimed against View for alleged trade libel and patent infringement seeking a declaration that RVSI's patent was valid and that View had infringed upon one or more claims of the patent, an order that all infringing goods be delivered to RVSI for destruction, and compensatory and punitive damages. On April 15, 1996, View filed a motion for summary judgment on the grounds that RVSI had not established infringement or trade libel. In conjunction with this motion, View also brought a Rule 11 motion for sanctions. On June 27, 1996 the court granted View a summary judgment and granted in part, its motion for Rule 11 sanctions. The summary judgment and the Rule 11 sanctions have been appealed. A hearing on this appeal has not yet been held.

  Robotic Vision Systems, Inc. v. View Engineering, Inc. USDC Case No. 95-7441. On or about October 31, 1995, RVSI filed a complaint for patent infringement against View alleging infringement of U.S. Patent No. 5,463,227 and seeking damages allegedly caused by View's infringement. RVSI's requests for a temporary restraining order and a preliminary injunction were denied. View has obtained a summary judgment on the first of RVSI's claims, and RVSI has dismissed the other claims. RVSI has appealed the summary judgment with regard to its first claim. A hearing on this appeal was held on January 9, 1997.

  Robotic Vision Systems, Inc. v. View Engineering Inc. USDC Case No. 96-2288. On or about April 1, 1996, RVSI filed a complaint for patent infringement against View alleging infringement of U.S. Patent No. 5,465,152 and seeking damages allegedly caused by View's infringement. View filed an answer and counterclaim on April 22, 1996. Discovery is proceeding.

  Robotic Vision Systems, Inc. v. General Scanning Inc. USDC Case No. 96-3884. On or about August 5, 1996, RVSI filed an action claiming that the Company improperly obtained proprietary information from RVSI for the purpose of acquiring View and thwarting RVSI's attempts to acquire View. RVSI is seeking compensatory and punitive damages in an unspecified amount. The Company filed an answer on September 9, 1996. Discovery is proceeding.

  Electro Scientific Industries, Inc. v. General Scanning Inc. USDC Case No. C-96-04628. On or about December 26, 1996, Electro Scientific Industries, Inc. ("Electro Scientific") filed a complaint for patent infringement against the Company alleging infringement of U.S. Patent Nos. 5,265,114 and 5,473,624. Electro Scientific is seeking temporary and permanent restraining orders, compensatory and punitive damages in an unspecified amount, and attorney's fees, costs and disbursements. The Company has filed an answer and counterclaim to this complaint. No discovery has commenced in this action.

  The Company believes that RVSI's and Electro Scientific's claims in each of the above actions are without merit and that the Company and View will prevail in the litigation. However, if RVSI or Electro Scientific prevails on one or more of its claims, there could be a material adverse effect on the Company's business, financial condition or operating results.

  The Company is routinely involved in litigation incidental to its business, although the Company is not aware of any other pending litigation which, if adversely determined, could materially and adversely affect its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1996.

                              EXECUTIVE OFFICERS

  The following table sets forth the names, ages and positions of the current executive officers of the Company and the principal occupations held by each person named for at least the past five years.

          NAME           AGE             POSITION WITH THE COMPANY
          ----           ---             -------------------------
Jean I. Montagu.........  63 Chairman of the Board and Director
Pierre J. Brosens,        63 Vice Chairman, Clerk, Treasurer and Director
 Sc.D...................
Charles D. Winston......  55 President, Chief Executive Officer and Director
Victor H. Woolley.......  54 Vice President Finance and Chief Financial Officer
Gregory S. Baletsa......  43 Vice President and General Manager of the Recorder
                             Products Division
Michael R. Kampfe.......  47 Vice President and General Manager of the Optical
                             Scanning Products Division
Victor Sabella..........  52 Vice President and General Manager of the
                             Industrial Laser Products Division
Thomas R. Swain.........  51 Vice President and General Manager of the View
                             Engineering Division
Joseph A. Verderber.....  58 Vice President and General Manager of the Laser
                             Systems Division

  Jean I. Montagu, a co-founder of the Company, presently serves as Chairman of the Board of Directors and as a Director of the Company. Mr. Montagu served as President of the Company from 1968 until 1984. Mr. Montagu received a B.S. and an M.S. in Mechanical Engineering from the Massachusetts Institute of Technology ("MIT").

  Pierre Brosens, Sc.D., a co-founder of the Company, presently serves as Vice Chairman of the Board of Directors. Since the Company's inception, Dr. Brosens has served as Clerk, as Treasurer, and as a Director of the Company. Dr. Brosens received B.S., M.S. and Sc.D. degrees from MIT. Dr. Brosens also currently acts as a Director of Cambridge Acoustical Associates, Inc., a privately held company.

  Charles D. Winston has served as President and Chief Executive Officer of the Company since September 1988. He has served as a Director of the Company since 1989. Prior to joining the Company, from 1986 to 1988, Mr. Winston served as a management consultant. In 1986, Mr. Winston was an officer of Savin Corporation. From 1981 to 1985, he served as a Senior Vice President of Federal Express Corporation.

  Victor H. Woolley has been Vice President and Chief Financial Officer of the Company since August 1995. From 1986 to 1995, Mr. Woolley was Vice President and Chief Financial Officer of Sepracor Inc., a public company involved in the manufacture of systems, medical devices and consumables for the biotechnology and pharmaceutical industry, as well as conducting research in drug development.

  Gregory S. Baletsa joined the Company in 1985. Since 1989, he has served as Vice President and General Manager of the Company's Recorder Products Division.

  Michael R. Kampfe joined the Company in 1984. From 1990 through 1996, he served as Vice President and General Manager of the Company's Laser Graphics Division. In late 1996, the Laser Graphics Division was merged into the Optical Scanning Products Division under Mr. Kampfe.

  Victor Sabella served as Vice President and General Manager of the Company's Optical Scanning Products Division from October 1992 through 1996. In late 1996, Mr. Sabella became General Manager of the newly-formed Industrial Laser Products Division, a combination of the Laser Systems Division's laser marking product line and a new initiative for this technology into expanded industrial applications. Prior to joining the Company, from 1991 to 1992, Mr. Sabella served as Senior Vice President of Crosscomm Corp., a communication inter-networking firm. From 1986 to 1991, he served as the General Manager of the Microelectronics Division at Analog Devices, Inc. Mr. Sabella is a Director of Technical Communications Corporation.

  Thomas R. Swain joined the Company in August 1996 with the acquisition of View. Prior to the acquisition, Mr. Swain was President and Chief Executive Officer of View. Mr. Swain originally joined View in 1984 as the Vice President of Finance and Chief Financial Officer and was promoted to President in 1992.

  Joseph A. Verderber has served as Vice President and General Manager of the Company's Laser Systems Division since May 1991. Before joining the Company, Mr. Verderber served as President of Barco Graphics, Inc. from 1990 to 1991. From 1961 to 1990, Mr. Verderber served in a number of executive positions at AM International, Inc., including Vice President and General Manager, VariTyper.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

  General Scanning's Common Stock has been traded on the Nasdaq National Market under the symbol GSCN since September 22, 1995. Prior to September 22, 1995 the Company's Common Stock was not publicly traded.

  The following table sets forth, for the periods indicated, the high and low prices per share of the Common Stock as reported by the Nasdaq National Market.

                                                      1995            1996
                                                 --------------- ---------------
                                                  HIGH     LOW    HIGH     LOW
                                                 ------- ------- ------- -------
   First Quarter................................                 $15 3/4 $ 8 7/8
   Second Quarter...............................                 $25 1/4 $12 3/4
   Third Quarter................................ $13 3/4 $11 1/4 $18 1/4 $ 9 1/2
   Fourth Quarter............................... $   13  $    8  $13 3/8 $ 8 1/2

HOLDERS

  On February 25, 1997, the Company had approximately 311 stockholders of record. Since many shares of Common Stock are registered in "nominee" or "street" name, the Company estimates that the total number of beneficial owners approximates 2,000.

DIVIDENDS

  The Company has never paid cash dividends on its Common Stock. The Company currently intends to reinvest its earnings for use in the business and does not expect to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                       YEAR ENDED DECEMBER 31,
                            --------------------------------------------------
                              1996       1995       1994      1993      1992
                            ---------  ---------  --------  --------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales:
  Laser systems and
   components.............  $ 131,867  $ 103,405  $ 77,488  $ 62,994  $ 58,665
  Thermal printers........     24,666     22,915    20,624    18,821    20,155
                            ---------  ---------  --------  --------  --------
    Total sales...........    156,533    126,320    98,112    81,815    78,820
                            ---------  ---------  --------  --------  --------
Gross profit:
  Laser systems and
   components.............     60,829     47,861    37,760    29,785    25,010
  Thermal printers........     10,851     10,061     8,533     7,614     8,097
                            ---------  ---------  --------  --------  --------
    Total gross profit....     71,680     57,922    46,293    37,399    33,107
                            ---------  ---------  --------  --------  --------
Operating expenses:
  Research and product
   development............     18,400     17,106    13,090    11,208    11,637
  Selling, general and
   administrative.........     39,475     33,091    27,326    21,689    19,961
                            ---------  ---------  --------  --------  --------
    Total operating
     expenses.............     57,875     50,197    40,416    32,897    31,598
                            ---------  ---------  --------  --------  --------
Income from operations....     13,805      7,725     5,877     4,502     1,509
Merger (expenses).........     (1,950)       --        --        --        --
Interest income (expense),
 net......................        272       (682)     (847)     (896)   (1,106)
Foreign exchange
 transaction gains
 (losses).................       (159)       331       636       (24)      336
                            ---------  ---------  --------  --------  --------
Income before income
 taxes....................     11,968      7,374     5,666     3,582       739
Income taxes..............      5,367      2,803     1,868     1,291       235
                            ---------  ---------  --------  --------  --------
Net income................  $   6,601  $   4,571  $  3,798  $  2,291  $    504
                            =========  =========  ========  ========  ========
Net income per common and
 common equivalent share
 outstanding..............  $    0.53  $    0.44  $   0.42  $   0.26  $   0.06
                            =========  =========  ========  ========  ========
Weighted average common
 and common equivalent
 shares outstanding.......     12,476     10,357     9,099     8,863     8,909
                            =========  =========  ========  ========  ========
                                             DECEMBER 31,
                            --------------------------------------------------
                              1996       1995       1994      1993      1992
                            ---------  ---------  --------  --------  --------
BALANCE SHEET DATA:
Working capital...........  $  57,680  $  52,396  $ 20,275  $ 19,725  $ 16,326
Total assets..............     95,573     89,708    49,859    47,732    44,149
Long-term obligations.....      3,442      3,102     2,961     6,980     8,216
Stockholders' equity......     68,289     59,754    27,111    23,216    20,737

  In 1996 the Company acquired View Engineering, Inc. (View) by issuing 1,437,060 shares of General Scanning Inc. common stock in exchange for all of View's outstanding shares of capital stock, accrued preferred dividends and the net value of warrants and options. The transaction has been accounted for as a pooling of interests for accounting purposes and, accordingly, the financial statements have been retroactively restated to include the accounts of View for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  General Scanning is a leading manufacturer of laser systems and components and thermal printers. In 1996, 1995 and 1994, approximately 84%, 82% and 79%, respectively, of the Company's revenues were derived from sales of laser systems and components and the balance was derived from sales of thermal printers. Sales of laser systems and components in 1996 and in 1995 grew approximately 28% and 33%, respectively, over sales for this segment in the comparable prior periods. Thermal printers sales in 1996 and in 1995 increased approximately 8% and 11%, respectively, over the comparable prior periods.

  In August 1996, the Company acquired View Engineering, Inc. ("View") by issuing 1,437,060 shares of General Scanning Common Stock. The transaction was recorded as a pooling of interests for accounting purposes. Accordingly, the consolidated financial statements have been retroactively restated to include the accounts of View for all periods presented. View employs laser image processing technology to serve applications requiring precision inspection, measurement and process control in several industries.

  The Company sells its laser systems primarily to manufacturers of products containing advanced electronic components and circuitry. In addition, the Company produces a line of laser subsystems and components which are used in the Company's own systems, as well as sold to other manufacturers of laser systems. The Company's laser systems sales have been, and are expected to continue to be, dependent upon its customers' capital expenditures which are in turn affected by cycles in the markets served by those customers. The Company's strategy is to expand applications for its products into different and varied markets in order to limit its dependency on any one market; but it may not always be successful in doing so.

  The Company also sells thermal printers to manufacturers of medical equipment for patient care monitoring. This segment of the Company's business has not experienced significant cyclicality in the past.

  Product prices have remained relatively stable during the periods covered by this discussion, and price fluctuations did not have a material effect on reported gross profit. A significant portion of sales are made in foreign currencies. Fluctuations in currency exchange rates, particularly in the yen and Deutsche mark as compared to the U.S. dollar, can impact the Company's sales and expenses, which are reported in U.S. dollars. The Company estimates that the $30.2 million increase in sales in 1996 over 1995 would have been approximately 10% higher were it not for a stronger U.S. dollar in 1996 as compared to 1995. Conversely, the $28.2 million increase in sales in 1995 over 1994 would have been approximately 13% lower were it not for a weaker U.S. dollar in 1995 as compared to 1994.

  In September 1995, General Scanning raised a net $27.7 million through its initial public offering of 2,585,000 shares of Common Stock including over-allotments.

  The following table sets forth, for the periods indicated, the percentage of net sales represented by each item reflected in the Company's statement of operations:

                                                         YEAR ENDED DECEMBER
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
Net sales:
  Laser systems and components..........................   84.2%   81.9%   79.0%
  Thermal printers......................................   15.8    18.1    21.0
                                                         ------  ------  ------
    Total sales.........................................  100.0   100.0   100.0
                                                         ------  ------  ------
Cost of sales:
  Laser systems and components..........................   53.9    53.7    51.3
  Thermal printers......................................   56.0    56.1    58.6
                                                         ------  ------  ------
    Total cost of sales.................................   54.2    54.2    52.8
                                                         ------  ------  ------
Gross profit:
  Laser systems and components..........................   46.1    46.3    48.7
  Thermal printers......................................   44.0    43.9    41.4
                                                         ------  ------  ------
    Total gross profit..................................   45.8    45.8    47.2
                                                         ------  ------  ------
Operating expenses:
  Research and product development......................   11.8    13.5    13.3
  Selling, general and administrative...................   25.2    26.2    27.9
                                                         ------  ------  ------
    Total operating expenses............................   37.0    39.7    41.2
                                                         ------  ------  ------
Income from operations..................................    8.8     6.1     6.0
Merger (expenses).......................................   (1.2)    --      --
Interest income (expense), net..........................    0.1    (0.5)   (0.8)
Foreign exchange transaction gains (losses).............   (0.1)    0.2     0.6
                                                         ------  ------  ------
Income before income taxes..............................    7.6     5.8     5.8
Income taxes............................................    3.4     2.2     1.9
                                                         ------  ------  ------
Net income..............................................    4.2%    3.6%    3.9%
                                                         ======  ======  ======

RESULTS OF OPERATIONS

  Sales. Total sales increased to $156.5 million in 1996 from $126.3 million in 1995 and $98.1 million in 1994. Sales of laser systems and components increased due to increased unit volumes of end-user systems and OEM laser systems for film imaging. The increase primarily reflects growth in demand for the Company's products used in the semiconductor production, electronics manufacturing, and materials processing industries. The increases in the sales of thermal printers in both 1995 and 1994 were due, in part, to increased unit volume to satisfy the requirements of a current customer's introduction of new products. International sales, as a percentage of total sales, decreased to 41% in 1996 from 47% in 1995 as compared with 38% in 1994.

  Gross Profit. Total gross profit was $71.7 million, or 45.8% of sales, in 1996, $57.9 million, or 45.8%, in 1995, and $46.3 million, or 47.2%, in 1994.
Gross profit as a percentage of sales remained unchanged from 1995 to 1996. Laser systems and components gross profit as a percentage of sales was 46.1%, 46.3% and 48.7% for the years 1996, 1995 and 1994, respectively. Thermal printers gross profit as a percentage of sales was 44.0% in 1996, 43.9% in 1995 and 41.4% in 1994.

  Research and Product Development. Research and product development expenses increased 8% to $18.4 million in 1996 from $17.1 million in 1995 and $13.1 million in 1994. This increase in research and product development expenses was primarily due to the addition of personnel to support the development of new laser systems and components. Research and product development expenses as a percentage of sales have ranged between approximately 12% to 13% over the past three years. Because the development of new products is vital to its continued success, the Company expects to maintain similar levels of research and development expenses as a percentage of sales over the long term.

  Selling, General and Administrative. Selling, general and administrative expenses were $39.5 million in 1996, $33.1 million in 1995 and $27.3 million in 1994. This increase in selling, general and administrative expenses was primarily due to the addition of sales and marketing personnel and related costs incurred in supporting increased sales. In 1996, selling, general and administrative expenses decreased as a percentage of sales due to such expenses growing more slowly than revenues.

  Interest. Net interest income was $271 thousand in 1996 compared to net expense of $682 thousand in 1995 and $847 thousand in 1994. These changes primarily reflect interest earned on cash raised in the Company's initial public offering in September 1995.

  Foreign Exchange. Foreign exchange transactions resulted in a loss of $159 thousand in 1996 compared to gains of $331 thousand in 1995 and $636 thousand in 1994. The loss in 1996 was due primarily to weakening of the yen and deutsche mark at a time when the Company's net receivables denominated in these currencies were not fully hedged.

  Income Tax. The effective income tax rate was 45% in 1996, 38% in 1995 and 33% in 1994. The high 1996 rate was the result of (i) a portion of merger expenses not being tax deductible and (ii) losses incurred at View prior to the effective date of the merger that could not be used to offset General Scanning's profit for tax purposes. The 1995 rate reflects increased profits in the Company's foreign operations, where tax rates are generally higher than in the United States. In 1994, the income taxes in the Company's foreign subsidiaries in Japan and Germany were reduced by net operating loss carryforwards. The Company has provided a valuation allowance against View's net operating loss carryforwards and tax credits due to the uncertainty of their realizability as a result of limitations on their utilization in accordance with certain tax laws and regulations.

  Net Income. Net income after tax was $6.6 million in 1996, $4.6 million in 1995 and $3.8 million in 1994. The increase in net income in 1996, despite an increase in the effective tax rate, was primarily due to increased sales and a leveraging over operating expenses which grew at a lower rate than did the increase in sales.

  Summary. The Company has experienced, and may continue to experience, fluctuations in operating results due to a variety of factors, including: the rate of growth of the markets for laser systems and components and thermal printers; market acceptance of the Company's products and those of its competitors; development and promotional expenses relating to the introduction of new products or new versions of existing products; changes in pricing policies by the Company and its competitors; the timing of the receipt of orders from major customers; and timing of shipments. The Company's expense levels are based, in part, on its expectations as to future sales and, as a result, operating results would be disproportionately affected by a reduction in sales or a failure to meet the Company's sales expectations. The Company believes that its business is not subject to seasonal fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents totaled $17.7 million on December 31, 1996 compared to $25.7 million on December 31, 1995. During 1996, $1.7 million was used in operating activities and $6.9 million was used in capital additions.

  Historically, cash requirements have been satisfied by cash flows from operating activities, supplemented by bank loans. In the Fall of 1995, the Company raised a net $27.7 million through its initial public offering of 2,585,000 shares of Common Stock, inclusive of 335,000 shares exercised by the underwriters to cover over-allotments.

  A net $1.7 million was used in operating activities during 1996. Net income of $6.6 million, supplemented by non-cash charges for depreciation, deferred compensation and deferred income taxes totaling approximately $2.9 million were offset by increases in current assets, principally accounts receivable and inventory, of $10.6 million to support expanded business activity and a reduction in payables of about $600 thousand.

  Capital expenditures were $6.9 million for 1996. These expenditures were primarily for the purposes of adding manufacturing capacity, providing equipment for operating efficiencies within the Company's existing facilities and the acquisition and initial installation of a new company-wide information system platform. The Company began to occupy newly leased 50,000 square feet of additional manufacturing, research and office space during the first half of 1996.

  The Company's bank credit agreement provides for a maximum $10 million revolving credit facility and $4 million in international credit lines. At December 31, 1996, $3.0 million was outstanding under this agreement. Borrowings under the $10 million revolving credit facility bear interest at the London InterBank Offered Rate (LIBOR) plus one and one-half percent or prime, determined at time of borrowing. Borrowings under the international credit lines up to a maximum of $4 million accrue interest at a negotiated rate approximating the country prime rate. The agreement requires compliance with certain financial ratios.

  In 1996, the Company acquired View for 1,437,060 shares of Common Stock in a transaction which was accounted for as a pooling of interests.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             GENERAL SCANNING INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Public Accountants................................. F-2
Consolidated Statements of Income for the years ended December 31, 1996,
 1995 and 1994........................................................... F-3
Consolidated Balance Sheets as of December 31, 1996 and 1995............. F-4
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1996, 1995 and 1994........................................ F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 1996, 1995 and 1994..................................................... F-6
Notes to Consolidated Financial Statements............................... F-7
Supplementary Financial Information (Quarterly Financial Information for
 1996 and 1995, unaudited)............................................... F-19

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of General Scanning Inc.:

  We have audited the accompanying consolidated balance sheets of General Scanning Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Scanning Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Boston, Massachusetts
February 3, 1997

                             GENERAL SCANNING INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                              YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1996         1995         1994
                                         -----------  -----------  -----------
                                         (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales:
  Laser systems and components..........    $131,867     $103,405     $77,488
  Thermal printers......................      24,666       22,915      20,624
                                         -----------  -----------  ----------
    Total sales.........................     156,533      126,320      98,112
                                         -----------  -----------  ----------
Cost of sales:
  Laser systems and components..........      71,038       55,544      39,728
  Thermal printers......................      13,815       12,854      12,091
                                         -----------  -----------  ----------
    Total cost of sales.................      84,853       68,398      51,819
                                         -----------  -----------  ----------
Gross profit:
  Laser systems and components..........      60,829       47,861      37,760
  Thermal printers......................      10,851       10,061       8,533
                                         -----------  -----------  ----------
    Total gross profit..................      71,680       57,922      46,293
                                         -----------  -----------  ----------
Operating expenses:
  Research and product development......      18,400       17,106      13,090
  Selling, general and administrative...      39,475       33,091      27,326
                                         -----------  -----------  ----------
    Total operating expenses............      57,875       50,197      40,416
                                         -----------  -----------  ----------
Income from operations..................      13,805        7,725       5,877
Merger (expenses).......................      (1,950)         --          --
Interest income (expense), net..........         272         (682)       (847)
Foreign exchange transaction gains
 (losses)...............................        (159)         331         636
                                         -----------  -----------  ----------
Income before income taxes..............      11,968        7,374       5,666
Income taxes............................       5,367        2,803       1,868
                                         -----------  -----------  ----------
Net income..............................     $ 6,601      $ 4,571     $ 3,798
                                         ===========  ===========  ==========
Net income per common and common
 equivalent share outstanding...........     $  0.53      $  0.44      $ 0.42
                                         ===========  ===========  ==========
Weighted average common and common
 equivalent shares outstanding..........  12,476,237   10,357,287   9,099,474
                                         ===========  ===========  ==========

                            See accompanying notes.

                             GENERAL SCANNING INC.

                          CONSOLIDATED BALANCE SHEETS

                                                          AS OF DECEMBER 31,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
                                                            (IN THOUSANDS,
                                                          EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.............................. $  17,655  $  25,695
  Accounts receivable, less allowance of $867 in 1996 and
   $792 in 1995..........................................    32,213     23,552
  Inventories............................................    26,051     25,087
  Deferred income taxes..................................     4,022      3,376
  Other current assets...................................     1,581      1,538
                                                          ---------  ---------
    Total current assets.................................    81,522     79,248
                                                          ---------  ---------
Property, plant and equipment, net.......................    12,922      9,191
Other assets.............................................       428        484
Intangible assets, net of amortization of $1,753 in 1996
 and $1,669 in 1995......................................       701        785
                                                          ---------  ---------
                                                          $  95,573  $  89,708
                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks and current portion of long-term
   debt.................................................. $   3,030  $   4,475
  Other notes payable....................................       --         700
  Accounts payable.......................................     7,025      8,084
  Accrued expenses.......................................    13,787     13,593
                                                          ---------  ---------
    Total current liabilities............................    23,842     26,852
                                                          ---------  ---------
Long-term debt due after one year........................     1,549      1,556
Deferred compensation....................................     1,893      1,546
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 1,000,000
   shares; issued and outstanding--none..................       --         --
  Common stock, $.01 par value; authorized 15,000,000
   shares; issued 12,245,655 in 1996 and 11,967,845 in
   1995..................................................       122        119
  Additional paid-in capital.............................    43,657     41,587
  Retained earnings......................................    25,685     19,084
  Cumulative translation adjustment......................      (587)      (448)
  Treasury stock, at cost; 365,995 shares in 1996 and
   1995..................................................      (588)      (588)
                                                          ---------  ---------
  Total stockholders' equity.............................    68,289     59,754
                                                          ---------  ---------
                                                          $  95,573  $  89,708
                                                          =========  =========

                            See accompanying notes.

                             GENERAL SCANNING INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          COMMON STOCK                                  TREASURY STOCK
                          ------------                                  ----------------
                                 $.01  ADDITIONAL           CUMULATIVE
                                  PAR   PAID-IN   RETAINED  TRANSLATION
                          SHARES VALUE  CAPITAL   EARNINGS  ADJUSTMENT  SHARES    COST
                          ------ ----- ---------- --------  ----------- -------- -------
                                                (IN THOUSANDS)
Balance, December 31,
 1993, as previously
 reported...............   7,671 $ 77   $ 1,888   $12,486      $(147)      (328) $  (482)
Adjustments for View
 Engineering, Inc.
 pooling of interests...   1,437   14    11,151    (1,771)       --         --       --
                          ------ ----   -------   -------      -----     ------  -------
Balance, December 31,
 1993, as restated......   9,108   91    13,039    10,715       (147)      (328)    (482)
Net income..............     --   --        --      3,798        --         --       --
Stock option and warrant
 exercises, including
 tax effects............     120    1       247       --         --         --       --
Purchase of treasury
 stock..................     --   --        --        --         --         (38)    (106)
Cumulative translation
 adjustment.............     --   --        --        --         (45)       --       --
                          ------ ----   -------   -------      -----     ------  -------
Balance, December 31,
 1994...................   9,228   92    13,286    14,513       (192)      (366)    (588)
Net income..............     --   --        --      4,571        --         --       --
Issuance of common
 stock..................   2,585   26    27,714       --         --         --       --
Stock option and warrant
 exercises, including
 tax effects............     155    1       587       --         --         --       --
Cumulative translation
 adjustment.............     --   --        --        --        (256)       --       --
                          ------ ----   -------   -------      -----     ------  -------
Balance, December 31,
 1995...................  11,968  119    41,587    19,084       (448)      (366)    (588)
Net income..............     --   --        --      6,601        --         --       --
Stock option and warrant
 exercises, including
 tax effects............     278    3     2,070       --         --         --       --
Cumulative translation
 adjustment.............     --   --        --        --        (139)       --       --
                          ------ ----   -------   -------      -----     ------  -------
Balance, December 31,
 1996...................  12,246 $122   $43,657   $25,685      $(587)      (366) $  (588)
                          ====== ====   =======   =======      =====     ======  =======


                            See accompanying notes.

                             GENERAL SCANNING INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1996      1995     1994
                                                   --------  --------  -------
                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................  $  6,601  $  4,571  $ 3,798
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities--
  Depreciation and amortization..................     3,180     1,984    2,410
  Deferred compensation..........................       347       319       93
  Deferred income taxes..........................      (646)     (460)    (489)
Changes in current assets and liabilities--
  Accounts receivable............................    (9,444)   (4,194)  (1,722)
  Inventories....................................    (1,119)   (9,104)  (1,263)
  Other current assets...........................         2    (1,111)     196
  Accounts payable and accrued expenses..........      (592)    4,520    4,132
                                                   --------  --------  -------
Net cash provided by (used in) operating
 activities......................................    (1,671)   (3,475)   7,155
                                                   --------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment,
 net.............................................    (6,902)   (2,596)  (1,765)
Decrease (increase) in other assets..............        15       (67)     117
                                                   --------  --------  -------
Net cash (used in) investing activities..........    (6,887)   (2,663)  (1,648)
                                                   --------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on notes payable to banks
 and others......................................    (1,934)    2,464   (2,233)
Net proceeds (payments) on long-term debt........        (7)     (178)  (4,112)
Net proceeds from issuance of common stock.......       --     27,740      --
Stock option and warrant exercises, net of tax
 effects.........................................     2,073       588      248
Purchase of treasury stock.......................       --        --      (106)
                                                   --------  --------  -------
Net cash provided by (used in) financing
 activities......................................       132    30,614   (6,203)
                                                   --------  --------  -------
Effect of exchange rate changes on cash and cash
 equivalents.....................................       386      (143)    (480)
                                                   --------  --------  -------
Increase (decrease) in cash and cash
 equivalents.....................................    (8,040)   24,333   (1,176)
Cash and cash equivalents, beginning of period...    25,695     1,362    2,538
                                                   --------  --------  -------
Cash and cash equivalents, end of period.........  $ 17,655  $ 25,695  $ 1,362
                                                   ========  ========  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest.......................................  $    862  $  1,064  $   908
                                                   ========  ========  =======
  Income taxes...................................  $  4,834  $  2,540  $ 1,973
                                                   ========  ========  =======

                            See accompanying notes.

                             GENERAL SCANNING INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. SIGNIFICANT ACCOUNTING POLICIES

 Nature of operations

  General Scanning Inc. develops, manufactures and sells its products on a worldwide basis through two industry segments: laser systems and components; and thermal printers. The laser systems and components segment provides products for a variety of industrial applications that require high-speed micropositioning and precise power control of lasers. The thermal printer segment provides a line of thermal printers, primarily for the medical industry.

 Basis of presentation

  The consolidated financial statements include the accounts of General Scanning Inc. and its wholly-owned subsidiaries (the Company). Significant intercompany accounts and transactions have been eliminated in consolidation. The Company's 50% joint venture in the United Kingdom, which had been accounted for by the equity method, was fully acquired on December 31, 1995 in a purchase transaction. The acquisition was not material to the Company's operations.

  In August 1996, the Company acquired View Engineering, Inc. (View), a California company, by issuing 1,437,060 shares of General Scanning Inc. common stock (after giving effect to certain adjustments at the closing) in exchange for all of View's outstanding shares of capital stock, accrued preferred dividends and the net value of warrants and options. View uses laser image processing technology to serve applications requiring precision inspection, measurement and process control. The transaction has been accounted for as a pooling of interests for accounting purposes and, accordingly, the accompanying consolidated financial statements have been retroactively restated to include the accounts of View for all periods presented. Merger expenses include primarily brokers' fees and legal and accounting costs. The following is a reconciliation of certain restated amounts with amounts previously reported.

                                                          YEAR ENDED DEC. 31,
                                                          ---------------------
                                                             1995       1994
                                                          ----------  ---------
                                                             (IN THOUSANDS)
      Sales:
        General Scanning Inc. ........................... $  101,819  $  76,214
        View Engineering, Inc. ..........................     24,501     21,898
                                                          ----------  ---------
          As restated.................................... $  126,320  $  98,112
                                                          ==========  =========
      Net income:
        General Scanning Inc. ........................... $    6,009  $   3,694
        View Engineering, Inc. ..........................     (1,438)       104
                                                          ----------  ---------
          As restated.................................... $    4,571  $   3,798
                                                          ==========  =========
      Net income per share:
        General Scanning Inc. ........................... $     0.67  $    0.48
        View Engineering, Inc. ..........................      (0.23)     (0.06)
                                                          ----------  ---------
          As restated.................................... $     0.44  $    0.42
                                                          ==========  =========

 Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                             GENERAL SCANNING INC.

                               DECEMBER 31, 1996

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Risks and uncertainties

  The Company has experienced, and may continue to experience, fluctuations in operating results due to a variety of factors, including: the rate of growth of the markets for laser systems and components and thermal printers; market acceptance of the Company's products and those of its competitors; development and promotional expenses relating to the introductions of new products or new versions of existing products; changes in pricing policies by the Company and its competitors; the timing of the receipt of orders from major customers; and timing of shipments.

  The microprocessor used in the Company's thermal printers is currently obtained from a single manufacturer, one of the world's major producers of microprocessors. In the event of a disruption of this supply, the Company would have to redesign its product to accommodate the technology of an alternative microprocessor, which the Company believes would result in an interruption in the manufacture of these products.

 Fiscal year

  The Company's fiscal year ends on December 31. For interim reporting purposes, the Company closes its books on the Saturday closest to each quarter-end. Each of the quarters in the years 1996, 1995 and 1994 included 13 weeks.

 Cash and cash equivalents

  Cash and cash equivalents include cash in banks and highly liquid investments having original maturity dates not exceeding three months. The investments are stated at cost, which approximates their fair value. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents.

 Inventories

  Inventories, which include materials and conversion costs, are stated at the lower of cost (primarily first-in, first-out) or market. Inventories consist of the following:

                                                               DEC. 31, DEC. 31,
                                                                 1996     1995
                                                               -------- --------
                                                                (IN THOUSANDS)
      Purchased parts......................................... $12,572  $11,163
      Work-in-process.........................................   5,341    6,648
      Finished goods..........................................   8,138    7,276
                                                               -------  -------
        Total inventory....................................... $26,051  $25,087
                                                               =======  =======

 Depreciation and amortization

  Depreciation and amortization are determined by the straight-line and declining-balance methods over the estimated useful lives of the owned assets. Estimated useful lives for buildings and improvements range from 5 to 31 years and for machinery and equipment from 3 to 15 years. Leasehold improvements are amortized over the lesser of their useful lives or the lease term, including option periods expected to be utilized.

                             GENERAL SCANNING INC.

                               DECEMBER 31, 1996


 Foreign currency

  Assets and liabilities of foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the period-end. Revenues and expenses are translated at the average exchange rate in effect for the period. The resulting translation adjustments are recorded as a component of stockholders' equity.

  Foreign exchange forward contracts and local currency borrowings are used to reduce the impact of certain foreign currency balance sheet fluctuations. Gains and losses from the forward contracts that are not hedges of firm commitments are accrued at each balance sheet date and included in the Consolidated Statements of Income as foreign exchange transaction gains (losses). At December 31, 1996, the Company had such contracts to exchange foreign currencies (yen and Deutsche marks) for U.S. dollars totaling $3,000,000 maturing through April 1997.

  In certain circumstances, the Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations arising from foreign currency denominated customer sales. Gains and losses on these contracts are deferred until the contract matures. At December 31, 1996 and 1995 there were no such contracts.

  To the extent the Company utilizes foreign exchange forward contracts, it purchases them from major financial institutions for terms that have not exceeded six months.

 Net income per share of common stock

  Net income per common and common equivalent share is computed using the weighted number of common shares and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares, consisting of outstanding stock options and warrants, are determined using the treasury stock method. Fully diluted net income per common and common equivalent share has not been presented as it is not materially different from primary net income per common and common equivalent share or is antidilutive.

 Revenue recognition

  The Company recognizes product revenues generally at the later of the time of shipment or when substantially all terms and conditions of the sale have been met. The Company provides for estimated warranty costs at the time of revenue recognition.

 Research and product development expense

  Expenditures for research and development of products and manufacturing processes are charged to expense as incurred.

 Interest

  Interest income in 1996 is net of $845,000 of interest expense, and interest expense in 1995 is net of $373,000 of interest income.

 Income tax

  The Company does not provide United States federal income taxes on undistributed earnings of consolidated foreign subsidiaries as such earnings are deemed to be permanently reinvested in non-U.S. operations.

                             GENERAL SCANNING INC.

                               DECEMBER 31, 1996


 Impairment of long-lived assets

  The Company periodically assesses the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Based on its review, the Company does not believe that any material impairment of its long-lived assets has occurred.

2. INTANGIBLE ASSETS

  In connection with the acquisition of the minority interest in Teradyne Laser Systems, Inc. in 1991, the Company allocated the excess purchase price over the fair market value of the assets acquired to intangible assets. These intangible assets, which include noncompete agreements, patents and goodwill, are being amortized over their estimated useful lives of from 3 to 15 years. Amortization expense was $84,000 in 1996 and 1995 and $366,000 in 1994.

3. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following:

                                                             DEC. 31,  DEC. 31,
                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
      Cost:
      Land, buildings and improvements...................... $ 10,936  $ 10,283
      Machinery and equipment...............................   26,271    22,655
                                                             --------  --------
        Total cost..........................................   37,207    32,938
      Accumulated depreciation..............................  (24,285)  (23,747)
                                                             --------  --------
        Net property, plant and equipment................... $ 12,922  $  9,191
                                                             ========  ========

4. ACCRUED EXPENSES

  Accrued expenses consists of the following:

                                                               DEC. 31, DEC. 31,
                                                                 1996     1995
                                                               -------- --------
                                                                (IN THOUSANDS)
      Accrued compensation and benefits....................... $ 6,701  $ 6,255
      Income taxes............................................   3,893    3,499
      Other...................................................   3,193    3,839
                                                               -------  -------
        Total accrued expenses................................ $13,787  $13,593
                                                               =======  =======

5. DEBT

 Notes payable to banks and current portion of long-term debt

  Notes payable to banks and current portion of long-term debt consists of the following:

                                                               DEC. 31, DEC. 31,
                                                                 1996     1995
                                                               -------- --------
                                                                (IN THOUSANDS)
      Revolving credit agreements.............................     --    $4,460
      Lines of credit.........................................   3,013      --
      Current portion of long-term debt.......................      17       15
                                                                ------   ------
        Total.................................................  $3,030   $4,475
                                                                ======   ======

                             GENERAL SCANNING INC.

                               DECEMBER 31, 1996

  The currently effective revolving credit agreement, which expires on December 31, 1998, provides for borrowings up to $10,000,000. Borrowings bear interest at the London InterBank Offered Rate (LIBOR) plus one and one-half percent or prime, determined at the time of borrowing. A commitment fee of 3/8% per annum is paid quarterly in arrears on the unused portion. Among other restrictions, the agreement requires a minimum level of tangible net worth and compliance with certain financial ratios.

  Bank lines of credit are provided to the Company's foreign operations with a maximum availability of $4,000,000. Such debt outstanding at December 31, 1996 was denominated in yen with an interest rate of 1.9%.

 Other notes payable

  Other notes payable of $700,000 at December 31, 1995 were issued by View Engineering, Inc. during 1995 with detachable warrants. The notes earned interest at 10% per annum. All exercisable warrants were converted into common shares of View Engineering, Inc. prior to or coincident with the merger of View Engineering, Inc. with General Scanning Inc. The notes have been repaid and no warrants remain outstanding.

 Long-term debt

  Long-term debt consists of a mortgage payable at 10.4% interest, collateralized by certain land and building. Interest and principal are payable at $14,906 per month until maturity in February 2000, at which time the remaining principal of $1,507,516 will be payable. The portion of principal payable within one year, which is included in current liabilities, is $17,000.

 Fair value of financial instruments

  Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the year-end fair value of significant financial instruments, including debt. The Company believes, based upon current terms, that the carrying value of its debt approximated its fair value.

6. DEFERRED COMPENSATION

  Officers and certain employees may defer payment of their compensation until termination of employment or later. Interest on the outstanding balance is credited quarterly at the prime rate.

7. STOCKHOLDERS' EQUITY

 Recapitalization

  In August 1995, the Company's stockholders voted to amend its Articles of Organization to change the par value of the Company's common stock from $1.00 to $.01. Subsequently, the Board of Directors authorized a 5-for-1 stock split, effected as a dividend, of the Company's common stock. All share and per share amounts of common stock for all periods presented have been retroactively adjusted to reflect the change in par value and the stock split.

 Preferred stock

  In August 1995, the stockholders approved an amendment to the Articles of Organization which authorizes 1,000,000 shares of preferred stock, $.01 par value. The preferred stock is divisible and issuable into one or more series. The rights and preferences of the different series may be established by the Board of Directors without further action by the stockholders. The Board of Directors is authorized, with respect to each series, to fix and

                             GENERAL SCANNING INC.

                               DECEMBER 31, 1996

determine, among other things, (i) the dividend rate, (ii) the liquidation preference, (iii) whether such shares will be convertible into, or exchangeable for, any other securities and (iv) whether such shares will have voting rights and, if so, the conditions under which such shares will vote as a separate class.

 Stock options

  The 1992 Stock Option Plan, as amended in August 1995, provides for the issuance of nonqualified and incentive stock options to purchase up to 1,000,000 shares of the Company's common stock, of which 450,546 were available for future grant at December 31, 1996. Under this plan, options are granted at the fair value per share as determined by the Board of Directors at the date of grant. Outstanding options vest over periods of three or four years beginning on the date of grant and expire ten years from the date of grant. The Company's 1981 Stock Option Plan has terminated; however, options to purchase 555,860 shares of common stock were outstanding under this Plan at December 31, 1996.

  During 1995, the Financial Accounting Standards Board issued SFAS 123, which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value based method of accounting defined in the Statement had been applied.

  The Company has elected to account for its stock-based compensation plans under APB 25, under which immaterial amounts of compensation have been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below. Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

                                         1996   1995
                                        ------ ------
   Net income (thousands):  As reported $6,601 $4,571
                            Pro forma   $6,354 $4,483
   Earnings per share:      As reported $ 0.53 $ 0.44
                            Pro forma   $ 0.51 $ 0.43

                             GENERAL SCANNING INC.

                               DECEMBER 31, 1996


  Stock option activity for the years ended December 31, 1994, 1995 and 1996 is presented below. The weighted average fair value of options granted in 1996 is $4.47.

                                                                       WTD. AVG.
                                                             OPTIONS   EX. PRICE
                                                            ---------  ---------
   Outstanding at December 31, 1993........................ 1,149,060    $2.33
   Granted.................................................   127,640     2.85
   Exercised...............................................  (119,355)    2.28
   Canceled................................................   (36,685)    2.62
                                                            ---------    -----
   Outstanding at December 31, 1994........................ 1,120,660     2.38
   Granted.................................................   116,064     6.30
   Exercised...............................................  (155,000)    2.29
   Canceled................................................      (750)    2.36
                                                            ---------    -----
   Outstanding at December 31, 1995........................ 1,080,974     2.81
   Granted.................................................   166,250    14.33
   Exercised...............................................  (212,810)    2.32
   Canceled................................................    (6,250)    7.65
                                                            ---------    -----
   Outstanding at December 31, 1996........................ 1,028,164    $4.75
                                                            =========    =====
   Exercisable at December 31, 1996........................   768,059    $3.08
                                                            =========    =====

  Additional information regarding the options outstanding at December 31, 1996 follows:

      RANGE OF       NO. OF    WTD. AVG.      WTD. AVG.        NO.       WTD. AVG.
   EXERCISE PRICES   OPTIONS EXERCISE PRICE REMAINING LIFE EXERCISABLE EXERCISE PRICE
   ---------------   ------- -------------- -------------- ----------- --------------
   $1.75-
    $2.36            581,660     $ 2.28       3.3 years      551,760       $ 2.28
   $2.50-
    $12.09           302,754     $ 4.62       7.0 years      187,549       $ 3.63
   $15.00-
    $15.00           143,750     $15.00       9.7 years       28,750       $15.00

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 1995 and 1996 grants: risk-free interest rate of 6.3%, expected dividend yield of zero, expected lives of 4 years upon vesting and expected volatility of approximately 50%.

 Warrants

  The Company has issued warrants for the purchase of common stock to the nonemployee members of the Board of Directors. Warrants issued through 1995 vested over periods of three or four years, beginning on the date of grant, and expire ten years from the date of grant. No such warrants were granted, exercised or canceled in 1994 or 1995. In 1996, 65,000 of such warrants were exercised at prices ranging from $1.75 to $2.50 per share, and at December 31, 1996, 55,000 of such warrants, all of which are exercisable, remain outstanding at exercise prices ranging from $1.75 to $2.50 per share.

  During 1995, the stockholders adopted the 1995 Directors' Warrant Plan and reserved 100,000 shares for future issuance of warrants to nonemployee Directors under the Plan. The exercise price of such warrants is the fair market value per share as determined by a committee of the Board of Directors at the date of grant. The warrants are subject to vesting as determined by such committee and expire ten years from the date of grant. In 1996, 8,000 such warrants were granted at an exercise price of $20.75 per share and all of such warrants are exercisable at December 31, 1996.

                             GENERAL SCANNING INC.

                               DECEMBER 31, 1996


8. BENEFIT PLANS

 Employee Stock Ownership Plan

  Under the Employee Stock Ownership Plan (ESOP) established in 1989, Company contributions were in the form of cash or common stock and were allocated to eligible employees based on their relative compensation. The ESOP was terminated effective December 31, 1995 and the plan assets have been distributed to plan participants. Company contributions to the ESOP were $367,000 in 1995 and $307,000 in 1994.

 Defined contribution plans

  The Company has employee savings defined contribution plans under the provisions of Section 401(k) of the Internal Revenue Code under which contributions may be made by its domestic employees. The Company matches the contributions of participating employees on the basis of the percentages specified in the respective plans. Company matching contributions to the plans were $1,080,000, $488,000 and $363,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

9. INCOME TAXES

  The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the currently enacted tax rates.

  The components of income before income taxes for the years ended December 31 are as follows:

                                                            YEAR ENDED DEC. 31,
                                                           ---------------------
                                                            1996    1995   1994
                                                           ------- ------ ------
                                                              (IN THOUSANDS)
      United States....................................... $10,348 $5,245 $3,221
      Foreign.............................................   1,620  2,129  2,445
                                                           ------- ------ ------
        Total............................................. $11,968 $7,374 $5,666
                                                           ======= ====== ======

  The provision for income taxes for the years ended December 31 consists of the following:

                                                         YEAR ENDED DEC. 31,
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
                                                            (IN THOUSANDS)
      Current:
      Federal and State................................. $5,209  $2,200  $  933
      Foreign...........................................    804   1,292     938
                                                         ------  ------  ------
        Total current...................................  6,013   3,492   1,871
      Deferred..........................................   (646)   (689)     (3)
                                                         ------  ------  ------
        Total........................................... $5,367  $2,803  $1,868
                                                         ======  ======  ======

                             GENERAL SCANNING INC.

                               DECEMBER 31, 1996


  The income tax provision for the years ended December 31 is different from that which would be computed by applying the U.S. federal income tax rate to income before taxes as follows:

                                                     YEAR ENDED DEC. 31,
                                                     ------------------------
                                                      1996     1995     1994
                                                     ------   ------   ------
                                                        (IN THOUSANDS)
      U.S. federal statutory tax rate..............    34.0%    34.0%    34.0%
      State income taxes, net......................     3.9%     3.9%     2.5%
      Foreign sales corporation....................    (3.0)%   (4.1)%   (3.0)%
      Other taxes provided.........................     2.0%     6.2%     4.2%
      Research and development credits.............    (3.3)%   (6.6)%   (6.3)%
      Effect of foreign losses utilized or not ben-
       efited and of foreign tax rate differen-
       tial........................................     2.1%     1.0%     2.0%
      View Engineering merger expenses not deduct-
       ible for tax purposes.......................     4.0%     --       --
      Valuation allowance for View Engineering pre-
       acquisition losses..........................     6.8%     --       --
      Other, net...................................    (1.7)%    3.6%    (0.4)%
                                                     ------   ------   ------
        Effective tax rate.........................    44.8%    38.0%    33.0%
                                                     ======   ======   ======

  Significant components of deferred income tax assets as of December 31 are as follows:

                                                             DEC. 31,  DEC. 31,
                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
      Deferred compensation................................. $   700   $   556
      Vacation and sick pay benefit.........................     496       497
      Inventory valuation...................................   2,020     1,879
      Warranty costs........................................     299       269
      Depreciation..........................................    (298)     (289)
      Operating loss and tax credit carryforwards...........   2,673     2,213
      Accounts receivable valuation.........................     210       181
      Other.................................................     595       283
                                                             -------   -------
      Total deferred income tax assets......................   6,695     5,589
      Less valuation allowance..............................  (2,673)   (2,213)
                                                             -------   -------
        Net deferred income tax assets...................... $ 4,022   $ 3,376
                                                             =======   =======

  The Company has provided a valuation allowance on the net operating loss carryforwards and tax credits related to its wholly-owned subsidiary, View Engineering, Inc., due to the uncertainty of their realizability as a result of limitations on their utilization in accordance with certain tax laws and regulations. The operating loss carryforwards expire from 2005 through 2011 and the tax credits expire in 1999 and 2000. Utilization of the operating loss carryforwards and tax credits is limited to approximately $1.2 million per year.

10. COMMITMENTS AND CONTINGENCIES

 Operating leases

  The Company leases certain equipment and facilities under operating lease agreements that expire through 2003. The facility leases require the Company to pay real estate taxes and other operating costs. For the years

                             GENERAL SCANNING INC.

                               DECEMBER 31, 1996

ended December 31, 1996, 1995 and 1994, lease expense was approximately $1,787,000, $1,500,000 and $1,362,000, respectively.

  Minimum lease payments under operating leases expiring subsequent to December 31, 1996 are:

                                                                  (IN THOUSANDS)
   1997..........................................................     $1,712
   1998..........................................................        871
   1999..........................................................        628
   2000..........................................................        703
   2001..........................................................        655
   Thereafter....................................................        758
                                                                      ------
     Total minimum lease payments................................     $5,327
                                                                      ======

 Recourse receivables

  In Japan, where it is customary to do so, the Company discounts certain notes receivable at a bank with recourse. The Company's maximum exposure was $602,000 at December 31, 1996. The fair value of the recourse receivables was not determinable. The Company received cash proceeds relating to the discounted receivables of $4,144,000, $7,188,000 and $4,671,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

 Legal proceedings and disputes

  In August 1996, Robotic Vision Systems, Inc. (RVSI) commenced an action against General Scanning in the United States District Court for the Eastern District of New York. RVSI claims that General Scanning improperly obtained proprietary information from RVSI for the purpose of obtaining ownership of View Engineering, Inc. and of thwarting RVSI's attempts to acquire View Engineering. The plaintiff is seeking compensatory and punitive damages in an unspecified amount. General Scanning believes the claims are without merit and is defending this action vigorously.

  Voxel, a customer of the Company, asserted in December 1996 that the Company may not have met certain product specifications. The Company believes its product has met the necessary specifications. Pursuant to the agreement between Voxel and GSI, the matter will be subject to binding arbitration in the event that negotiations do not resolve the issue. At December 31, 1996, accounts receivable included a total of approximately $931,000 of billed and unbilled amounts due from Voxel. Management believes the amounts due are recoverable from Voxel.

  The Company has certain other contingent liabilities resulting from litigation and claims incidental to its business, including two patent infringement suits relating to products currently sold or expected to be sold by the Company. Management believes that the probable resolution of such contingencies will not have a materially adverse effect on the Company's results of operations or financial position.

11. RELATED PARTY TRANSACTION

  In 1992, the Company's Board of Directors authorized a loan to an officer in the amount of $160,000 as a reimbursement for certain relocation expenses. Under the agreement, 80% of the loan is being forgiven over a period of four years, provided that the officer remains an employee of the Company. This loan is secured by deferred compensation due to this officer. If the officer should terminate employment, the remaining balance is due upon termination. In each of 1996, 1995 and 1994, $32,000 of the loan was forgiven and charged as compensation expense.

                             GENERAL SCANNING INC.

                               DECEMBER 31, 1996


12. SEGMENT INFORMATION

 Industry segment reporting

  Information with respect to the Company's industry segments is set forth in the table below.

                                                       YEAR ENDED DEC. 31,
                                                    ---------------------------
                                                      1996      1995     1994
                                                    --------  --------  -------
                                                         (IN THOUSANDS)
   Sales to unaffiliated customers:
     Laser systems and components.................. $131,867  $103,564  $77,951
     Thermal printers..............................   24,666    22,915   20,624
     Intersegment elimination......................        0      (159)    (463)
                                                    --------  --------  -------
       Total....................................... $156,533  $126,320  $98,112
                                                    ========  ========  =======
   Income from operations:
     Laser systems and components.................. $ 11,967  $  6,330  $ 4,449
     Thermal printers..............................    4,321     3,845    3,327
     Corporate expenses............................   (2,483)   (2,450)  (1,899)
                                                    --------  --------  -------
       Total....................................... $ 13,805  $  7,725  $ 5,877
                                                    ========  ========  =======
   Identifiable assets:
     Laser systems and components.................. $ 64,836  $ 55,556  $41,269
     Thermal printers..............................    8,150     5,081    4,624
     Corporate assets..............................   22,587    29,071    3,966
                                                    --------  --------  -------
       Total....................................... $ 95,573  $ 89,708  $49,859
                                                    ========  ========  =======
   Capital expenditures:
     Laser systems and components.................. $  5,704  $  2,155  $ 1,565
     Thermal printers..............................    1,198       441      200
                                                    --------  --------  -------
       Total....................................... $  6,902  $  2,596  $ 1,765
                                                    ========  ========  =======
   Depreciation and amortization:
     Laser systems and components.................. $  2,773  $  1,699  $ 1,919
     Thermal printers..............................      407       285      491
                                                    --------  --------  -------
       Total....................................... $  3,180  $  1,984  $ 2,410
                                                    ========  ========  =======

                             GENERAL SCANNING INC.

                               DECEMBER 31, 1996


 Geographic segment information

  Information with respect to the Company's geographic operations is set forth in the table below.

                                                       YEAR ENDED DEC. 31,
                                                    ---------------------------
                                                      1996      1995     1994
                                                    --------  --------  -------
                                                         (IN THOUSANDS)
Sales to unaffiliated customers:
  North America, including export.................. $107,033  $ 84,621  $69,623
  Europe...........................................   21,300    12,461    9,408
  Asia.............................................   28,200    29,238   19,081
                                                    --------  --------  -------
    Total.......................................... $156,533  $126,320  $98,112
                                                    ========  ========  =======
  Transfers to affiliates.......................... $ 31,800  $ 25,188  $14,216
                                                    ========  ========  =======
  Export sales:
    From North America............................. $ 15,200  $ 17,245  $ 9,273
                                                    ========  ========  =======
Income from operations:
  North America, including export.................. $ 13,623  $  7,884  $ 5,594
  Europe...........................................      898       456      487
  Asia.............................................    1,767     1,835    1,695
  Corporate........................................   (2,483)   (2,450)  (1,899)
                                                    --------  --------  -------
    Total.......................................... $ 13,805  $  7,725  $ 5,877
                                                    ========  ========  =======
Identifiable assets:
  North America, including export.................. $ 57,803  $ 48,935  $37,361
  Europe...........................................    5,925     4,845    3,051
  Asia.............................................   10,588     5,952    5,481
  Corporate........................................   21,257    29,976    3,966
                                                    --------  --------  -------
    Total.......................................... $ 95,573  $ 89,708  $49,859
                                                    ========  ========  =======

                             GENERAL SCANNING INC.

                SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

                           96Q4     96Q3     96Q2     96Q1     95Q4    95Q3     95Q2     95Q1
                          -------  -------  -------  -------  ------- -------  -------  -------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales:
  Laser systems and com-
   ponents..............  $33,251  $32,744  $34,522  $31,350  $29,702 $27,935  $24,792  $20,976
  Thermal printers......    6,765    5,419    6,148    6,334    5,801   5,746    5,741    5,627
                          -------  -------  -------  -------  ------- -------  -------  -------
    Total sales.........   40,016   38,163   40,670   37,684   35,503  33,681   30,533   26,603
                          -------  -------  -------  -------  ------- -------  -------  -------
Gross profit:
  Laser systems and com-
   ponents..............   14,743   15,569   15,845   14,672   13,791  12,851   11,083   10,136
  Thermal printers......    3,152    2,336    2,657    2,706    2,515   2,445    2,642    2,459
                          -------  -------  -------  -------  ------- -------  -------  -------
    Total gross profit..   17,895   17,905   18,502   17,378   16,306  15,296   13,725   12,595
                          -------  -------  -------  -------  ------- -------  -------  -------
Operating expenses:
  Research and product
   development..........    4,410    4,853    4,534    4,603    4,225   4,318    4,393    4,170
  Selling, general and
   administrative.......    9,883    9,313   10,376    9,903    9,525   8,714    7,721    7,131
                          -------  -------  -------  -------  ------- -------  -------  -------
    Total operating ex-
     penses.............   14,293   14,166   14,910   14,506   13,750  13,032   12,114   11,301
                          -------  -------  -------  -------  ------- -------  -------  -------
Income from operations..    3,602    3,739    3,592    2,872    2,556   2,264    1,611    1,294
Merger (expenses).......      --    (1,950)     --       --       --      --       --         -
Interest income (ex-
 pense), net............       81       34       32      125      141    (273)    (318)    (232)
Foreign exchange
 transaction gains
 (losses)...............      (28)     (70)     (42)     (19)      13     188       93       37
                          -------  -------  -------  -------  ------- -------  -------  -------
Income before income
 taxes..................    3,655    1,753    3,582    2,978    2,710   2,179    1,386    1,099
Income taxes............    1,460      824    1,683    1,400    1,030     828      527      418
                          -------  -------  -------  -------  ------- -------  -------  -------
Net income..............  $ 2,195  $   929  $ 1,899  $ 1,578  $ 1,680 $ 1,351  $   859  $   681
                          =======  =======  =======  =======  ======= =======  =======  =======
Net income per common
 and common equivalent
 share outstanding......  $  0.18  $  0.07  $  0.15  $  0.13  $  0.14 $  0.13  $  0.09  $  0.07
                          =======  =======  =======  =======  ======= =======  =======  =======
Weighted average common
 and common equivalent
 shares outstanding.....   12,456   12,514   12,513   12,422   12,331  10,128    9,549    9,421
                          =======  =======  =======  =======  ======= =======  =======  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  The information with respect to directors is contained the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 17, 1997 (the "1997 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

EXECUTIVE OFFICERS

  The information with respect to executive officers is set forth under the caption "Executive Officers" in Part I of this report.

REPORTS OF BENEFICIAL OWNERSHIP

  The information required by this item is contained in the 1997 Proxy Statement under the caption "Stock Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is contained in the Company's 1997 Proxy Statement under the captions "Director Compensation," "Compensation of Executive Officers" and "Employment Agreements" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is contained in the Company's 1997 Proxy Statement under the caption "Stock Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is contained in the Company's 1997 Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

LIST OF FINANCIAL STATEMENTS

  See the index to consolidated financial statements and financial statement schedules.

LIST OF FINANCIAL STATEMENT SCHEDULES

  See Schedule II-Valuation and Qualifying Accounts.

LIST OF EXHIBITS (numbered in accordance with Item 601 of Regulations S-K)

 **2.1 Agreement and Plan of Merger, dated as of June 7, 1996, among the
        Registrant., GSI Acquisition Sub, Inc. and View Engineering, Inc.
  *3.1 Restated Articles of Organization of the Registrant, as amended
  *3.2 By-Laws of the Registrant, as amended
  *4.1 Specimen Certificate of Common Stock
 *10.1 1981 Stock Option Plan of the Registrant
 *10.2 1992 Stock Option Plan of the Registrant
 *10.3 1995 Directors' Warrant Plan
 *10.4 Lease dated August 10, 1989, as amended to date, between the Registrant and Arlington Center Garage and Service Corp.
 *10.5 Lease dated February 24, 1989, as amended to date, between Ames Realty
        Trust Associates and Teradyne Laser Systems Inc. and General Scanning
        Inc.
  10.6 Lease dated July 31, 1996, as amended to date, between View Engineering,
        Inc. and Donald J. Devine as Trustee under the Donald J. Devine Trust
        Agreement.
  10.7 Lease dated March 24, 1995, as amended to date, between View
        Engineering, Inc. and Marjorie Lynn Landon.
  21.1 Subsidiaries of the Registrant
  23.1 Consent of Arthur Andersen LLP, independent public accountants
  27.1 Financial Data Schedule

--------
* Incorporated by reference to the Company's registration statement on Form S-1, filed August 11, 1995 (33-95718).
** Incorporated by reference to the Company's Current Report on Form 8-K, filed September 6, 1996 (Accession Number 0000927016-96-001043)

REPORTS ON FORM 8-K

  On September 6, 1996 the Company filed a current report on Form 8-K relating to its acquisition of View.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) THE SECURITIES ACT OF 1934, THE REGISTRANT, GENERAL SCANNING INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          GENERAL SCANNING INC.
                                          (Registrant)

                                                  /s/ Charles D. Winston
                                          By: _________________________________
                                             CHARLES D. WINSTON PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                                    EXECUTIVE OFFICER)

Date: March 7, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

             SIGNATURE                          TITLE                DATE

                                        Chairman of the         March 7, 1997
     /s/ Jean I. Montagu                 Board
-------------------------------------
            JEAN I. MONTAGU


     /s/ Pierre J. Brosens              Vice Chairman of the    March 7, 1997
-------------------------------------    Board
            PIERRE J. BROSENS

     /s/ Charles D. Winston             President, Chief        March 7, 1997
-------------------------------------    Executive Officer
            CHARLES D. WINSTON           and Director
                                         (Principal
                                         Executive Officer)

     /s/ Victor H. Woolley              Vice President-         March 7, 1997
-------------------------------------    Finance and Chief
            VICTOR H. WOOLLEY            Financial Officer
                                         (Principal
                                         Financial and
                                         Accounting Officer)

     /s/ Richard B. Black               Director                March 7, 1997
-------------------------------------
            RICHARD B. BLACK

     /s/ Paul F. Ferrari                Director                March 7, 1997
-------------------------------------
            PAUL F. FERRARI

     /s/ Woodie C. Flowers              Director                March 7, 1997
-------------------------------------
            WOODIE C. FLOWERS

     /s/ James R. Turner                Director                March 7, 1997
-------------------------------------
            JAMES R. TURNER

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of General Scanning Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 3, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 3, 1997

                             GENERAL SCANNING INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                          ADDITIONS
                                    ---------------------
                         BALANCE AT CHARGED TO CHARGED TO            BALANCE AT
                         BEGINNING  COSTS AND    OTHER                 END OF
      DESCRIPTION        OF PERIOD   EXPENSES   ACCOUNTS  DEDUCTIONS   PERIOD
      -----------        ---------- ---------- ---------- ---------- ----------
                                             (IN THOUSANDS)
Year ended December 31,
 1994:
Allowance for doubtful
 accounts...............    $338       $185       --         $12        $511
Year ended December 31,
 1995:
Allowance for doubtful
 accounts...............     511        281       --         --          792
Year ended December 31,
 1996:
Allowance for doubtful
 accounts...............     792         79       --           4         867

                             GENERAL SCANNING INC.

                               INDEX OF EXHIBITS

 EXHIBIT
   NO.                              DESCRIPTION                             PAGE
 -------                            -----------                             ----
  10.6   Lease dated July 31, 1996, as amended to date, between View
          Engineering, Inc. and Donald J. Devine as Trustee under the
          Donald J. Devine Trust Agreement................................
  10.7   Lease dated March 24, 1995, as amended to date, between View
          Engineering, Inc. and Marjorie Lynn Landon......................
  21.1   Subsidiaries of the Registrant...................................
  23.1   Consent of Arthur Andersen LLP, independent public accountants...
  27.1   Financial Data Schedule..........................................