Form 10-Q
period 1997-03-29
GENERAL SCANNING INC \MA\
filed 1997-04-24
CIK 949337

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


   [X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the quarterly period ended     March 29, 1997
                                                  ------------------
                                      OR

  [ ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934


                          Commission File No. 0-26646

                              -----------------

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

                           Telephone: (617) 924-1010


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 8, 1997, there were 11,947,599 shares of Common Stock, $.01 par value, outstanding.

                             General Scanning Inc.

                               Table of Contents

                                                                         Page
                                                                         ----
Part I - Financial Information:

       Item 1.  Financial Statements

                   Consolidated Balance Sheets.........................   3

                   Consolidated Statements of Income...................   4

                   Consolidated Statements of Cash Flows...............   5

                   Notes to Consolidated Financial Statements..........   6-7

       Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................   8-10


Part II - Other Information............................................   11


Signatures.............................................................   12

                    General Scanning Inc. and Subsidiaries
                    Consolidated Balance Sheets (unaudited)
                       (in thousands, except share data)

                                                                                           Mar. 29,         Dec. 31,
                                                                                            1997             1996
                                                                                            ----             ----
Assets
Current assets:
        Cash and cash equivalents....................................................    $   20,548     $   17,655
        Accounts receivable, less allowance of $881 in 1997
           and $867 in 1996..........................................................        31,792         32,213
        Inventories..................................................................        26,259         26,051
        Deferred tax and other current assets........................................         5,655          5,603
                                                                                         ----------     ----------
                Total current assets.................................................        84,254         81,522
                                                                                         ----------     ----------
Property, plant and equipment, net of accumulated depreciation
   of $25,058 in 1997 and $24,285 in 1996............................................        12,613         12,922

Other assets.........................................................................           372            428

Intangible assets, net of amortization of $1,774 in 1997
   and $1,753 in 1996................................................................           680            701
                                                                                         ----------     ----------
                                                                                         $   97,919     $   95,573
                                                                                         ==========     ==========
Liabilities and Stockholders' Equity
Current liabilities:
        Notes payable to banks and current portion of long-term debt.................    $    3,053     $    3,030
        Accounts payable.............................................................         7,586          7,025
        Accrued expenses and income taxes............................................        13,530         13,787
                                                                                         ----------     ----------
                Total current liabilities............................................        24,169         23,842
                                                                                         ----------     ----------
Long-term debt due after one year....................................................         1,544          1,549
Deferred compensation................................................................         2,123          1,893

Stockholders' equity:
        Preferred stock, $.01 par value; authorized 1,000,000
           shares; issued and outstanding - none.....................................           -               -
        Common stock, $.01 par value; authorized 15,000,000
           shares; issued 12,297,344 in 1997 and 12,245,655 in 1996..................           123            122
        Additional paid-in capital...................................................        43,802         43,657
        Retained earnings............................................................        27,495         25,685
        Cumulative translation adjustment............................................          (749)          (587)
        Treasury stock, at cost; 365,995 shares in 1997 and 1996.....................          (588)          (588)
                                                                                         ----------     ----------
                Total stockholders' equity...........................................        70,083         68,289
                                                                                         ----------     ----------
                                                                                         $   97,919     $   95,573
                                                                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    General Scanning Inc. and Subsidiaries
                 Consolidated Statements of Income (unaudited)
                       (in thousands, except share data)

                                                                          Three months ended
                                                                      ------------------------------
                                                                       Mar. 29,          Mar. 30,
                                                                         1997              1996
                                                                    --------------     --------------
Sales:
  Laser systems and components.................................    $       31,109     $       31,350
  Thermal printers.............................................             6,608              6,334
                                                                    --------------     --------------
     Total sales..................................................         37,717             37,684
                                                                    --------------     --------------
Cost of sales:
  Laser systems and components.................................            16,097             16,678
  Thermal printers.............................................             3,547              3,628
                                                                    --------------     --------------
     Total cost of sales..........................................         19,644             20,306
                                                                    --------------     --------------
Gross profit:
  Laser systems and components.................................            15,012             14,672
  Thermal printers.............................................             3,061              2,706
                                                                    --------------     --------------
     Total gross profit...........................................         18,073             17,378
                                                                    --------------     --------------
Operating expenses:
  Research and product development.............................             4,952              4,603
  Selling, general and administrative..........................            10,321              9,903
                                                                    --------------     --------------
     Total operating expenses.....................................         15,273             14,506
                                                                    --------------     --------------

Income from operations.........................................             2,800              2,872
Interest income (expense), net.................................                98                125
Foreign exchange transaction gains (losses)....................              (110)               (19)
                                                                    --------------     --------------
Income before income taxes.....................................             2,788              2,978

Income taxes...................................................               978              1,400
                                                                    --------------     --------------

Net income.....................................................    $        1,810     $        1,578
                                                                    ==============     ==============
Net income per common and
  common equivalent shares outstanding.........................    $         0.15     $         0.13
                                                                    ==============     ===============
Weighted average common and
  common equivalent shares outstanding.........................        12,465,103          12,422,354
                                                                    ==============     ===============



The accompanying notes are an integral part of these consolidated financial statements.

                    General Scanning Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)


                                                                                          Three months ended
                                                                                     ----------------------------
                                                                                        Mar. 29,            Mar. 30,
                                                                                          1997               1996
                                                                                     ---------------      -------------
Cash flows from operating activities:
Net income..................................................................     $      1,810        $      1,578
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization...........................................              857                 539
    Deferred compensation...................................................              230                 236
Changes in current assets and liabilities:
    Accounts receivable.....................................................             (210)             (3,170)
    Inventories.............................................................             (397)             (2,404)
    Other current assets....................................................             (103)                 75
    Accounts payable, accrued expenses, and taxes payable...................              613               1,427
                                                                                 -------------       -------------
Net cash provided by (used in) operating activities.........................            2,800              (1,719)

Cash flows from investing activities:
Purchase of property, plant, and equipment..................................             (578)             (2,856)
Decrease (increase) in other assets.........................................               37                   9
                                                                                 -------------       -------------
Net cash (used in) investing activities.....................................             (541)             (2,847)
                                                                                 -------------       -------------
Cash flows from financing activities:
Net proceeds on notes payable to banks and others...........................              208               2,418
Net proceeds (payments) on long-term debt...................................               (5)                  7
Proceeds from exercise of stock options, including tax effects..............              146                 172
                                                                                 -------------       -------------
Net cash provided by financing activities...................................              349               2,597
                                                                                 -------------       -------------
Effect of exchange rate changes on cash and cash equivalents................              285                (182)
                                                                                 -------------       -------------
Increase (decrease) in cash and cash equivalents............................            2,893              (2,151)
Cash and cash equivalents, beginning of period..............................           17,655              25,695
                                                                                 -------------       -------------
Cash and cash equivalents, end of period....................................     $     20,548        $     23,544
                                                                                 =============       =============
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest...............................................................     $        104        $        253
     Income taxes...........................................................     $      1,142        $        807




The accompanying notes are an integral part of these consolidated financial statements.
                                      5

                    General Scanning Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (unaudited)

1.   Basis of Presentation
     ---------------------

     The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The results for the interim periods are not necessarily indicative of results to be expected for the year or any future periods.

     The consolidated financial statements include the accounts of General Scanning Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Each of the three month periods presented herein contains 13 weeks.

     On August 27, 1996, the Company completed its acquisition of View Engineering, Inc., a California company, by issuing 1,437,060 shares of General Scanning Inc. common stock (after giving effect to certain adjustments at the closing) in exchange for all of View's outstanding shares of capital stock, accrued preferred dividends and the net value of warrants and options. View Engineering, Inc. uses laser image processing technology to serve applications requiring precision inspection, measurement and process control. The transaction has been accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been retroactively restated to include the accounts of View Engineering, Inc. for all the 1996 periods presented . Merger expenses of $1,950,000 were recorded in the quarter ended September 28, 1996 and include brokers fees and legal and accounting costs. The following is a reconciliation of certain restated amounts with amounts previously reported.


    (in thousands)               3 months
                               -----------
                                 Mar. 30,
                                   1996
                               -----------
    Sales:
       General Scanning Inc.       $32,527
       View Engineering, Inc.        5,157
                               -----------
          As restated              $37,684
                               ===========

    Net income:
       General Scanning Inc.       $ 2,432
       View Engineering, Inc.         (854)
                               -----------
          As restated              $ 1,578
                               ===========

    Net income per share:
       General Scanning Inc.       $  0.22
       View Engineering, Inc.        (0.09)
                               -----------
          As restated              $  0.13
                               ===========


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

4.   Inventories
     -----------

     Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:


                                  Mar. 29,  Dec, 31,
                                    1997      1996
                                  --------  --------
        Purchased parts            $12,769   $12,572
        Work-in-process              5,392     5,341
        Finished goods               8,098     8,138
                                   -------   -------
                                   $26,259   $26,051
                                   =======   =======

5.   New Accounting Standard
     -----------------------

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending December 31, 1997 and does not believe that the effect of the adoption of this standard would be materially different from the amounts presented in the accompanying statements of income.

                             General Scanning Inc.
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Overview

General Scanning is a leading manufacturer of laser systems and components, and thermal printers. In the three months ended March 29, 1997 and in the fiscal year 1996, 82% and 84%, respectively, of the Company's revenues were derived from sales of laser systems and components, and the balance was derived from sales of thermal printers. Sales of laser systems and components in the three months ended March 29, 1997 did not significantly change from the year earlier period. Thermal printer sales in the three months ended March 29, 1997 increased 4% over the comparable period of 1996.

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

In August 1996, the Company completed its acquisition of View Engineering, Inc. ("View") by issuing 1,437,060 shares of General Scanning common stock. The transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been retroactively restated to include the accounts of View for all periods presented. View employs laser image processing technology to serve applications requiring precision inspection, measurement and process control in several industries.

Results of Operations

Three months ended March 29, 1997 and March 30, 1996

Sales.   Total sales were $37.7 million for the three months ended March 29,
1997 and for the comparable three month period ended March 30, 1996. Laser systems and component sales were slightly lower at $31.1 million in the quarter just ended compared to $31.4 million in the comparable period of 1996. Current period sales were adversely affected by the strengthening of the dollar in the 1997 period as compared to the 1996 period which reduced the reported value of the Company's sales denominated in currencies other than the dollar. A reduction in component and subsystem sales was more than offset by increases in system level sales. Thermal printer sales increased 4% to $6.6 million in the three months ended March 29, 1997 from $6.3 million in the comparable period of 1996. Laser systems and components sales, as a percentage of total sales, were 82% in the three months ended March 29, 1997 compared to 83% of total sales in the comparable period of 1996. International sales, much of which are denominated in foreign currencies, were approximately 38% and 41% of total sales in the quarters ended March 29, 1997 and March 30, 1996, respectively.

Gross profit.   Total gross profit was $18.1 million, or 48% of sales, for the three months ended March 29, 1997 compared to $17.4 million, or 46% of sales, for the comparable three month period ended March 30, 1996. The increase in gross profit as a percentage of sales was primarily attributable to a change in the product mix of sales, both in laser systems and components and in thermal printers, and, secondarily, to a reduction in manufacturing overhead. Laser systems and components gross profit was 48% of sales compared to 47% for the comparable three month period of 1996 and thermal printers gross profit was 46% of sales compared to 43% for the comparable three month period of 1996.

Research and product development.   Research and product development expenses
increased to $5.0 million, or 13% of sales, for the three months ended March 29, 1997 from $4.6 million, or 12% of sales, for the comparable three month period ended March 30, 1996. This increase was primarily due the addition of personnel to support the development of new laser systems and components.

Selling, general and administrative.    Selling, general and administrative
expenses increased to $10.3 million in the three months ended March 29, 1997 from $9.9 million in the comparable period of 1996. This increase was primarily due to the addition of sales and marketing support personnel and related costs incurred in supporting an increased product portfolio, particularly in overseas locations. As a percentage of sales, these expenses were 27% compared to 26% in the comparable period in 1996.

Income from operations. Income from operations was similar in the two periods; $2.8 million for the three months ended March 29, 1997 and $2.9 million for the three months ended March 30, 1996. Similar sales and similar income from operations resulted in a similar income from operations as a percent of sales; 7.4% for the three months ended March 29, 1997 and 7.6% for the comparable period in 1996.

Interest.    Net interest income was $98,000 for the three month period ended
March 29, 1997 compared to net interest income of $125,000 for the comparable period in the prior year. There was less cash and cash equivalents, partially offset by less debt, in the 1997 period.

Foreign exchange.    Foreign exchange transactions resulted in a loss of
$110,000 in the three months ended March 29, 1997 compared to a loss of $19,000 in the comparable period of 1996. Gains and losses are incurred when the Company's net receivables denominated in certain currencies, mostly yen and deutsche marks, are not fully hedged. The Company continues to utilize foreign exchange forward contracts, primarily to reduce the impact of foreign currency fluctuations arising from intercompany balances.

Income tax.    The effective income tax rate was 35% in the three months ended
March 29, 1997 compared to 47% in the three months ended March 30, 1996. The income tax rate used in the first three months of 1997 reflects the effective income tax rate currently expected for the full fiscal year 1997. The higher effective tax rate in 1996 was due primarily to certain non-deductible merger expenses incurred for the acquisition of View and View's 1996 preacquisition losses which could not be used to offset General Scanning's profit for tax purposes. In accordance with tax law and regulations, the ability of the Company to utilize preacquisition losses of View are subject to certain restrictions.

Net income. Net income after tax was $1.8 million, or $0.15 per share, based upon 12.5 million common and common equivalent shares outstanding, compared to $1.6 million of net income, or $0.13 per share, based upon 12.4 million common and common equivalent shares outstanding in the first quarter of 1996.

Backlog. Backlog at March 29, 1997 was approximately $42 million compared to $36 million at December 31, 1996.

Liquidity and Capital Resources

Cash and cash equivalents totaled $20.5 million on March 29, 1997 compared to $17.7 million on December 31, 1996. During the first three months of 1997, $2.8 million was provided by operating activities and $0.5 million was used in investing activities.

Net income of $1.8 million, supplemented by non-cash charges for depreciation and deferred compensation totaling approximately $1.1 million and partially offset by a minor increase in working capital of $0.1 million, resulted in $2.8 million provided by operating activities.

Capital expenditures were $0.6 million for the three months ended March 29, 1997, primarily representing additions to machinery and equipment.

The Company's bank credit agreement, which expires on December 31, 1998, provides for borrowings up to $10 million. Borrowings bear interest at the London InterBank Offered Rate (LIBOR) plus one and one-half percent or prime, determined at time of borrowing. Bank lines of credit are provided to the Company's foreign operations with a maximum availability of $4,000,000 at a negotiated interest rate approximating the appropriate country's prime rate. At March 29, 1997, $3.0 million, denominated in yen, was outstanding under the lines of credit. The bank credit agreement requires compliance with certain financial ratios.

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

To the extent this analysis discusses financial projections, information or expectations about General Scanning's products or markets, or otherwise makes statements about the future, such statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the fact that the Company's sales have been, and are expected to continue to be, dependent upon customer capital equipment expenditures which are, in turn, affected by business cycles in the markets served by those customers. Other factors include continued volatility in the semiconductor industry, the risk of order delays and cancellations, the risk of delays by our OEM customers in introducing their new products and market acceptance of those products incorporating subsystems supplied by the Company, similar risks to the Company in delays in new product introductions and market acceptance of our new products, and other risks detailed in the Company's Form 10-K that has been filed in connection with the 1996 fiscal year.

                             General Scanning Inc.
                           Part II. Other Information

Item 1.   Legal proceedings
          -----------------

          None

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

          Exhibit 27 - Financial Data Schedule

          b) Reports on Form 8-K
          ----------------------

          None

                             General Scanning Inc.
                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Scanning Inc.



/s/ Charles D. Winston             Date: April 23, 1997
----------------------
Charles D. Winston
President and
Chief Executive Officer



/s/ Victor H. Woolley              Date: April 23, 1997
---------------------
Victor H. Woolley
Vice President Finance and
Chief Financial Officer