Form 10-Q
period 1997-06-28
GENERAL SCANNING INC \MA\
filed 1997-07-25
CIK 949337

                                   Form 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

    [X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the quarterly period    June 28, 1997
                                        ----------------

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

As of July 7, 1997, there were 12,042,799 shares of Common Stock, $.01 par value, outstanding.

                             General Scanning Inc.

                               Table of Contents

                                                                          Page
                                                                          ----
Part I - Financial Information:

        Item 1.  Financial Statements

             Consolidated Balance Sheets................................  3

             Consolidated Statements of Income..........................  4

             Consolidated Statements of Cash Flows......................  5

             Notes to Consolidated Financial Statements.................  6-7

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................  8-11

Part II - Other Information.............................................  12-13

Signatures..............................................................  14

                    General Scanning Inc. and Subsidiaries
                          Consolidated Balance Sheets
                       (in thousands, except share data)


                                                                                          June 28,      Dec. 31,
                                                                                            1997          1996
                                                                                            ----          ----
                                                                                         (unaudited)
Assets
Current assets:
  Cash and cash equivalents............................................................  $  18,974    $  17,655
  Accounts receivable, less allowance of $911 in 1997 and $867 in 1996.................     37,115       32,213
  Inventories..........................................................................     27,931       26,051
  Deferred tax and other current assets................................................      5,184        5,603
                                                                                         ---------    ---------
      Total current assets.............................................................     89,204       81,522
                                                                                         ---------    ---------

Property, plant and equipment, net of accumulated depreciation
   of $25,956 in 1997 and $24,285 in 1996..............................................     12,415       12,922

Other assets...........................................................................        395          428

Intangible assets, net of amortization of $1,795 in 1997 and $1,753 in 1996............        659          701
                                                                                         ---------    ---------
                                                                                         $ 102,673    $  95,573
                                                                                         =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks and current portion of long-term debt.........................  $   3,333    $   3,030
  Accounts payable.....................................................................      9,032        7,025
  Accrued expenses and income taxes....................................................     13,403       13,787
                                                                                         ---------    ---------
      Total current liabilities........................................................     25,768       23,842
                                                                                         ---------    ---------

Long-term debt due after one year......................................................      1,541        1,549
Deferred compensation..................................................................      2,166        1,893

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 1,000,000
     shares; issued and outstanding - none.............................................        -            -
  Common stock, $.01 par value; authorized 15,000,000
     shares; issued 12,406,872 in 1997 and 12,245,655 in 1996..........................        124          122
  Additional paid-in capital...........................................................     44,331       43,657
  Retained earnings....................................................................     30,041       25,685
  Cumulative translation adjustment....................................................       (709)        (587)
  Treasury stock, at cost; 366,073 shares in 1997 and 365,995 in 1996..................       (589)        (588)
                                                                                         ---------    ---------
      Total stockholders' equity.......................................................     73,198       68,289
                                                                                         ---------    ---------
                                                                                         $ 102,673    $  95,573
                                                                                         =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                    General Scanning Inc. and Subsidiaries
                 Consolidated Statements of Income (unaudited)
                       (in thousands, except share data)

                                                                Three months ended                  Six months ended
                                                         ---------------------------          ---------------------------
                                                          June 28,          June 29,           June 28,         June 29,
                                                            1997              1996               1997             1996
                                                         ----------        ---------          ----------       ----------
Sales:
     Laser systems and components.....................  $    37,504      $    34,522         $    68,613      $    65,872
     Thermal printers.................................        5,210            6,148              11,818           12,482
                                                         ----------        ---------          ----------       ----------
          Total sales.................................       42,714           40,670              80,431           78,354
                                                         ----------        ---------          ----------       ----------

Cost of sales:
     Laser systems and components.....................       19,977           18,677              36,074           35,355
     Thermal printers.................................        2,919            3,491               6,466            7,119
                                                         ----------        ---------          ----------       ----------
          Total cost of sales.........................       22,896           22,168              42,540           42,474
                                                         ----------        ---------          ----------       ----------

Gross profit:
     Laser systems and components.....................       17,527           15,845              32,539           30,517
     Thermal printers.................................        2,291            2,657               5,352            5,363
                                                         ----------        ---------          ----------       ----------
          Total gross profit..........................       19,818           18,502              37,891           35,880
                                                         ----------        ---------          ----------       ----------

Operating expenses:
     Research and product development.................        4,978            4,534               9,930            9,137
     Selling, general and administrative..............       11,103           10,376              21,424           20,279
                                                         ----------        ---------          ----------       ----------
          Total operating expenses....................       16,081           14,910              31,354           29,416
                                                         ----------        ---------          ----------       ----------

Income from operations................................        3,737            3,592               6,537            6,464
Interest income, net..................................          165               32                 263              157
Foreign exchange transaction gains (losses)...........           11              (42)                (99)             (61)
                                                         ----------        ---------          ----------       ----------
Income before income taxes............................        3,913            3,582               6,701            6,560

Income taxes..........................................        1,367            1,683               2,345            3,083
                                                         ----------        ---------          ----------       ----------

Net income............................................  $     2,546      $     1,899         $     4,356      $     3,477
                                                         ==========        =========          ==========       ==========
Net income per common and
     common equivalent shares outstanding.............  $      0.20      $      0.15         $      0.35       $     0.28
                                                         ==========        =========          ==========       ==========
Weighted average common and
     common equivalent shares outstanding.............   12,552,618       12,513,046          12,508,860       12,467,700
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

                    General Scanning Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)

                                                                                        Six months ended
                                                                               ---------------------------------
                                                                                     June 28,         June 29,
                                                                                      1997             1996
                                                                               ---------------    --------------
Cash flows from operating activities:
Net income..................................................................  $        4,356   $        3,477
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization...........................................           1,810            1,198
    Deferred compensation...................................................             273              270
Changes in current assets and liabilities:
    Accounts receivable.....................................................          (5,110)          (6,111)
    Inventories.............................................................          (1,907)          (3,594)
    Other current assets....................................................             390             (652)
    Accounts payable, accrued expenses, and taxes payable...................           1,584              838
                                                                               -------------    -------------
Net cash provided by (used in) operating activities.........................           1,396           (4,574)
                                                                               -------------    -------------

Cash flows from investing activities:
Purchase of property, plant, and equipment..................................          (1,292)          (4,806)
Decrease in other assets....................................................              40               21
                                                                               -------------    -------------
Net cash (used in) investing activities.....................................          (1,252)          (4,785)
                                                                               -------------    -------------

Cash flows from financing activities:
Proceeds from notes payable to banks and others.............................           6,275           11,708
(Payments ) on notes payable to banks and others............................          (6,066)          (4,989)
(Payments) on long-term debt................................................              (8)               -
Proceeds from exercise of stock options, including tax effects..............             676              849
                                                                               -------------    -------------
Net cash provided by financing activities...................................             877            7,568
                                                                               -------------    -------------

Effect of exchange rate changes on cash and cash equivalents................             298              216
                                                                               -------------    -------------

Increase (decrease) in cash and cash equivalents............................           1,319           (1,575)
Cash and cash equivalents, beginning of period..............................          17,655           25,695
                                                                               -------------    -------------
Cash and cash equivalents, end of period....................................  $       18,974   $       24,120
                                                                               =============    =============

Supplemental disclosure of cash flow information:
 Cash paid during the period for :
     Interest...............................................................  $          219   $          502
     Income taxes...........................................................  $        1,900   $        3,599


The accompanying notes are an integral part of these consolidated financial statements.

                    General Scanning Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
    ---------------------

    The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals, which are of a normal recurring nature, which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The results for the interim periods are not necessarily indicative of results to be expected for the year or any future periods.

    The consolidated financial statements include the accounts of General Scanning Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    On August 27, 1996, the Company completed its acquisition of View Engineering, Inc., a California company, by issuing 1,437,060 shares of General Scanning Inc. common stock (after giving effect to certain adjustments at the closing) in exchange for all of View's outstanding shares of capital stock, accrued preferred dividends and the net value of warrants and options. View Engineering, Inc. uses laser image processing technology to serve applications requiring precision inspection, measurement and process control. The transaction has been accounted for as a pooling of interests for accounting purposes and, accordingly, the accompanying consolidated financial statements have been retroactively restated to include the accounts of View Engineering, Inc. for all the 1996 periods presented. Merger expenses of $1,950,000 were recorded in the quarter ended September 28, 1996 and primarily include brokers fees and legal and accounting costs. The following is a reconciliation of certain restated amounts with amounts previously reported.


    (in thousands except per share data)       Periods ended
                                               June 29, 1996
                                         ------------------------
                                           Three          Six
                                           months        months
    Sales:
      General Scanning Inc.               $33,934        $66,461
      View Engineering, Inc.                6,736         11,893
                                         ------------------------
        As restated                       $40,670        $78,354
                                         ========================
    Net income:
      General Scanning Inc.                $2,656         $5,088
      View Engineering, Inc.                (757)        (1,611)
                                         ------------------------
        As restated                        $1,899         $3,477
                                         ========================
    Net income per share:
      General Scanning Inc.                 $0.24          $0.46
      View Engineering, Inc.               (0.09)         (0.18)
                                         ------------------------
        As restated                         $0.15          $0.28
                                         ========================

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

4.  Inventories
    -----------

    Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:

                                   June 28,        Dec. 31,
                                    1997            1996
                                   -------         -------
        Materials                  $12,402         $12,572
        Work-in-process              6,744           5,341
        Finished goods               8,785           8,138
                                   -------         -------
                                   $27,931         $26,051
                                   =======         =======

5.  New Accounting Standard
    -----------------------

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending December 31, 1997 and does not believe that the effect of the adoption of this standard would be materially different from the amounts presented in the accompanying statements of income.

                             General Scanning Inc.
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Overview

General Scanning is a leading manufacturer of laser systems and components, and thermal printers. In the six months ended June 28, 1997 and in the fiscal year 1996, 85% and 84%, respectively, of the Company's revenues were derived from sales of laser systems and components, and the balance was derived from sales of thermal printers. Sales of laser systems and components in the six months ended June 28, 1997 and in the fiscal year 1996 grew 4% and 28%, respectively, over sales for this segment in the comparable prior period in 1996 and 1995, respectively. Thermal printer sales in the six months ended June 28, 1997 and in the fiscal year 1996 decreased 5% and increased 8%, respectively, over the comparable prior period in 1996 and 1995, respectively.

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

In August 1996, the Company completed its acquisition of View Engineering, Inc. ("View") by issuing 1,437,060 shares of General Scanning common stock. The transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the 1996 periods have been retroactively restated to include the accounts of View. View employs laser image processing technology to serve applications requiring precision inspection, measurement and process control in several industries.

Results of Operations

Three months ended June 28, 1997 and June 29, 1996

Sales. Total sales were $42.7 million for the three months ended June 28, 1997, an increase of 5% over $40.7 million in sales in the three month period ended June 29, 1996. Laser systems and component sales increased 9% to $37.5 million from $34.5 million in the comparable period of 1996 primarily due to systems sales to the semiconductor, consumer electronics and automotive sensor markets. Thermal printer sales decreased 15% to $5.2 million from $6.1 million in the comparable period of 1996 primarily due to scheduling patterns from its OEM customer base, not from basic changes in demand for product. Laser systems and components sales, as a percentage of total sales, increased to 88% in the three months ended June 28, 1997 from 85% of total sales in the comparable period of 1996. International sales, many of which are denominated in foreign currencies, were approximately 46% and 39% of total sales in the quarters ended June 28, 1997 and June 29, 1996, respectively.

Gross profit. Total gross profit was $19.8 million, or 46% of sales, for the three months ended June 28, 1997, compared to $18.5 million, or 45% of sales, for the three month period ended June 29, 1996. Laser systems and components gross profit increased to 47% in the three months ended June 28, 1997 from 46% for the comparable three month period of 1996. Thermal printers gross profit increased to 44% in the three months ended June 28, 1997 from 43% for the comparable three month period of 1996.

Research and product development. Research and product development expenses increased to $5.0 million, or 12% of sales, for the three months ended June 28, 1997, from $4.5 million, or 11% of sales, for the three month period ended June 29, 1996. This increase was primarily due to the addition of personnel and related costs to support the development of new laser systems and components.

Selling, general and administrative. Selling, general and administrative expenses increased to $11.1 million in the three months ended June 28, 1997 from $10.4 million in the comparable period of 1996. This increase was primarily due to the addition of sales and marketing support personnel and related costs incurred in supporting increased sales, particularly in overseas locations, and to an increase in legal costs associated with various legal proceedings, as discussed in the Company's 1996 Form 10-K. These expenses were 26% of sales in both periods.

Interest. Net interest income was $165,000 for the three-month period ended June 28, 1997 compared to net interest income of $32,000 for the comparable period in 1996. This increase in net interest income was primarily due to a decrease in bank borrowings and other debt in the 1997 period, resulting in lower interest expense.

Foreign exchange. Foreign exchange transactions resulted in a gain of $11,000 in the three months ended June 28, 1997 compared to a loss of $42,000 in the comparable period of 1996. Gains and losses are incurred when the Company's net receivables denominated in certain currencies, including yen, deutsche marks and other major European currencies, are not fully hedged. The Company continues to utilize foreign exchange forward contracts, primarily to reduce the impact of foreign currency fluctuations arising from intercompany balances.

Income tax. The effective income tax rate for the Company was 35% in the three months ended June 28, 1997 compared to 47% in the three months ended June 29, 1996. The income tax rate used in the 1997 period reflects the effective income tax rate currently expected for the full fiscal year. The higher effective tax rate in 1996 was primarily due to certain non-deductible merger expenses incurred for the acquisition of View and View's 1996 preacquisition losses which could not be used to offset General Scanning's profit for tax purposes. In accordance with tax law and regulations, the ability of the Company to utilize preacquisition losses of View is subject to certain restrictions.

Net income. Net income for the three months ended June 28, 1997 increased 34% to $2.5 million, or $0.20 per share based upon 12.6 million common and common equivalent shares outstanding, compared to $1.9 million in net income, or $0.15 per share based upon 12.5 million common and common equivalent shares outstanding in the second quarter of 1996.

Backlog. Backlog at June 28, 1997 was approximately $51 million compared to $42 million at March 30, 1997 and $36 million at December 31, 1996.

Six months ended June 28, 1997 and June 29, 1996

Sales. Total sales were $80.4 million for the six months ended June 28, 1997, an increase of 3% over $78.4 million in sales in the six month period ended June 29, 1996. Laser systems and component sales increased 4% to $68.6 million from $65.9 million in the comparable period of 1996 primarily due to systems sales to the semiconductor, consumer electronics and automotive sensor markets. Thermal printer sales decreased 5% to $11.8 million from $12.5 million in the comparable period of 1996 primarily due to scheduling patterns from its OEM customer base, not from basic changes in demand for product. Laser systems and components sales, as a percentage of total sales, increased to 85% in the six months ended June 28, 1997 from 84% of total sales in the comparable period of 1996. International sales, many of which are denominated in foreign currencies, were approximately 42% and 40% of total sales in the six months ended June 28, 1997 and June 29, 1996, respectively.

Gross profit. Total gross profit was $37.9 million, or 47% of sales, for the six months ended June 28, 1997, compared to $35.9 million, or 46% of sales, for the six month period ended June 29, 1996. Laser systems and components gross profit increased to 47% in the six months ended June 28, 1997 from 46% for the comparable six month period of 1996. Thermal printers gross profit increased to 45% in the six months ended June 28, 1997 from 43% for the comparable six month period of 1996 primarily due to changes in product mix.

Research and product development. Research and product development expenses increased to $9.9 million, or 12% of sales, for the six months ended June 28, 1997 from $9.1 million, or 12% of sales, for the six month period ended June 29, 1996. This increase was primarily due to the addition of personnel and related costs to support the development of new laser systems and components. Because the development of new products is vital to its continued success, the Company expects to maintain similar levels of research and product development expenses as a percentage of sales over the long term.

Selling, general and administrative. Selling, general and administrative expenses increased to $21.4 million for the six months ended June 28, 1997 from $20.3 million in the comparable period of 1996. This increase was primarily due to the addition of sales and marketing support personnel and related costs incurred in supporting increased sales, particularly in overseas locations, and to an increase in legal costs associated with various legal proceedings, as discussed in the Company's 1996 Form 10-K. These expenses were 27% of sales in the six months ended June 28, 1997 compared to 26% of sales in the comparable period of 1996.

Interest. Net interest income was $263,000 in the first six months of 1997 compared to net interest income of $157,000 in the comparable period of 1996.

Foreign exchange. Foreign exchange transactions resulted in a loss of $99,000 in the six months ended June 28, 1997 compared to a loss of $61,000 in the comparable period of 1996. Gains and losses are incurred when the Company's net receivables denominated in certain currencies, including yen, deutsche marks and other major European currencies, are not fully hedged. The Company continues to utilize foreign exchange forward contracts, primarily to reduce the impact of foreign currency fluctuations arising from intercompany balances.

Income tax. The effective income tax rate for the Company was 35% in the six months ended June 28, 1997 compared to 47% in the six months ended June 29, 1996. The income tax rate used in the 1997 period reflects the effective income tax rate currently expected for the full fiscal year. The higher effective tax rate in 1996 was primarily due to certain non-deductible merger expenses incurred for the acquisition of View and View's 1996 preacquisition losses which could not be used to offset General Scanning's profit for tax purposes. In accordance with tax law and regulations, the ability of the Company to utilize preacquisition losses of View is subject to certain restrictions.

Net income. Net income for the six months ended June 28, 1997 increased 25% to $4.4 million, or $0.35 per share based upon 12.5 million common and common equivalent shares outstanding, compared to $3.5 million in net income, or $0.28 per share based upon 12.5 million common and common equivalent shares outstanding in the comparable six month period of 1996.

Liquidity and Capital Resources

Cash and cash equivalents totaled $19.0 million on June 28, 1997 compared to $17.7 million on December 31, 1996. During the first six months of 1997, $1.4 million was provided by operating activities, $0.9 was provided by financing activities and $1.3 million was used in investing activities.

Net income of $4.4 million in the first six months of 1997, supplemented by non-cash charges for depreciation and amortization and deferred compensation totaling $2.1 million, were partially offset by a net increase in working capital of $4.9 million, resulting in $1.4 million provided by operating activities.

Capital expenditures were $1.3 million for the six months ended June 28, 1997, primarily representing additions to machinery and equipment.

The Company's bank credit agreement, which expires on December 31, 1998, provides for borrowings up to $10 million. Borrowings bear interest at the London InterBank Offered Rate (LIBOR) plus one and one-half percent, or prime, determined at the time of borrowing. Bank lines of credit are provided to the Company's foreign operations with a maximum availability of $4 million at a negotiated interest rate approximating the appropriate country's prime rate. At June 28, 1997, $3.3 million, denominated in yen, was outstanding under the lines of credit. The bank credit agreement requires compliance with certain financial ratios.

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

                             General Scanning Inc.
                          Part II. Other Information


Item 1.   Legal proceedings
          -----------------

          View Engineering v. Robotic Vision Systems, Inc., USDC Case No. 95-1882 On July 8, 1997, the U.S. Court of Appeals for the Federal Circuit affirmed a U.S. District Court summary judgment in favor of View Engineering, Inc. Additional information is set forth in Item 3 of the Company's 1996 Form 10-K.

          View Engineering v. Robotic Vision Systems, Inc., USDC Case No. 95-7441 On May 1, 1997, the U.S. Court of Appeals for the Federal Circuit vacated a U.S. District Court summary judgment in favor of View Engineering, Inc. The case will go to trial subsequent to a period of discovery. Additional information is set forth in Item 3 of the Company's 1996 Form 10-K.


Item 2.   Changes in Securities
          ---------------------

          As reported on Form 8-K dated April 30, 1997, on April 30, 1997, the Board of Directors of the Company adopted a Stock Purchase Rights Plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock, par value $.01 per share, of the Company.


Item 3.   Defaults upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          An Annual Meeting of Stockholders was held on April 17, 1997. The following matters were acted upon:

          a. The election of two Class II directors to serve for the ensuing three years. Mr. Pierre J. Brosens was elected as Director with 8,790,132 votes cast for, 14,491 votes withheld and zero votes abstained. Mr. Richard B. Black was elected as Director with 8,790,302 votes cast for, 14,321 votes withheld and zero votes abstained. Class I Directors, whose term of office expires in 1998, are Jean I. Montagu, Paul F. Ferrari and James R. Turner. Class III Directors, whose term of office expires in 1999, are Charles D. Winston and Woodie C. Flowers.

          b. The ratification of the selection by the Board of Directors of Arthur Andersen LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1997. Of the votes cast, there were 8,793,067 votes for the ratification, 5,520 votes withheld, and 6,036 votes abstained.

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a) Exhibits
          -----------

          Exhibit 27 - Financial Data Schedule

          b) Reports on Form 8-K
          ----------------------

          One report, dated April 30, 1997, on Form 8-K was filed during the quarter ended June 28, 1997, pursuant to Item 5, Other Events, of that form. The Registrant reported that, on April 30, 1997, the Board of Directors of the Company adopted a Stock Purchase Rights Plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock, par value $.01 per share, of the Company.

                             General Scanning Inc.
                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







/s/ Charles D. Winston             Date: July 25, 1997
----------------------
Charles D. Winston
President and
Chief Executive Officer





/s/ Victor H. Woolley              Date: July 25, 1997
---------------------
Victor H. Woolley
Vice President Finance and
Chief Financial Officer