Form 10-Q
period 1997-09-27
GENERAL SCANNING INC \MA\
filed 1997-10-24
CIK 949337

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934

       For the quarterly period ended         SEPTEMBER 27, 1997

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

                           TELEPHONE: (617) 924-1010


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of October 4, 1997, there were 12,174,599 shares of Common Stock, $.01 par value, outstanding.

                             GENERAL SCANNING INC.
                               Table of Contents

                                                                           Page
                                                                           ----
Part I - Financial Information:

    Item 1.  Financial Statements

                Consolidated Balance Sheets...............................   3

                Consolidated Statements of Income.........................   4

                Consolidated Statements of Cash Flows.....................   5

                Notes to Consolidated Financial Statements................  6-7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................  8-11

Part II - Other Information...............................................    12

Signatures................................................................    13

                    GENERAL SCANNING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  Sept. 27,           Dec. 31,
                                                                                     1997               1996
                                                                                     ----               ----
                                                                                  (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...................................................... $   17,527       $   17,655
  Accounts receivable, less allowance of $924 in 1997 and $867 in 1996...........     44,015           32,213
  Inventories....................................................................     29,914           26,051
  Deferred tax and other current assets..........................................      5,823            5,603
                                                                                  ----------       ----------
     Total current assets........................................................     97,279           81,522
                                                                                  ----------       ----------

Property, plant and equipment, net of accumulated depreciation
   of $26,848 in 1997 and $24,285 in 1996........................................     13,338           12,922

Other assets.....................................................................        374              428

Intangible assets, net of amortization of $1,816 in 1997 and $1,753 in 1996......        638              701
                                                                                  ----------       ----------
                                                                                  $  111,629       $   95,573
                                                                                  ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks and current portion of long-term debt................... $    4,507       $    3,030
  Accounts payable...............................................................     10,004            7,025
  Accrued expenses and income taxes..............................................     16,125           13,787
                                                                                  ----------       ----------
     Total current liabilities...................................................     30,636           23,842
                                                                                  ----------       ----------

Long-term debt due after one year................................................      1,536            1,549
Deferred compensation............................................................      2,213            1,893

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 1,000,000
     shares; issued and outstanding - none.......................................          -                -
  Common stock, $.01 par value; authorized 15,000,000
     shares; issued 12,527,052 in 1997 and 12,245,655 in 1996....................        125              122
  Additional paid-in capital.....................................................     44,866           43,657
  Retained earnings..............................................................     33,622           25,685
  Cumulative translation adjustment..............................................       (780)            (587)
  Treasury stock, at cost; 366,073 shares in 1997 and 365,995 in 1996............       (589)            (588)
                                                                                  ----------       ----------
     Total stockholders' equity..................................................     77,244           68,289
                                                                                  ----------       ----------
                                                                                  $  111,629       $   95,573
                                                                                  ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    GENERAL SCANNING INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  -------------------------      --------------------------
                                                  SEPT. 27,    SEPT. 28,         Sept. 27,    Sept. 28,
                                                    1997          1996             1997          1996
                                                  ------------ ------------      ------------ -------------
Sales:
     Laser systems and components..............   $   40,515    $   32,744      $   109,128    $   98,616
     Thermal printers..........................        7,041         5,419           18,859        17,901
                                                  ------------  -----------     -------------  ------------
          Total sales..........................       47,556        38,163          127,987       116,517
                                                  ------------  -----------     -------------  ------------

Cost of sales:
     Laser systems and components..............       20,705        17,175           56,779        52,530
     Thermal printers..........................        4,010         3,083           10,476        10,202
                                                  ------------  -----------     -------------  ------------
          Total cost of sales..................       24,715        20,258           67,255        62,732
                                                  ------------  -----------     -------------  ------------

Gross profit:
     Laser systems and components..............       19,810        15,569           52,349        46,086
     Thermal printers..........................        3,031         2,336            8,383         7,699
                                                  ------------  -----------     -------------  ------------
          Total gross profit...................       22,841        17,905           60,732        53,785
                                                  ------------  -----------     -------------  ------------

Operating expenses:
     Research and product development..........        6,126         4,853           16,056        13,990
     Selling, general and administrative.......       11,357         9,313           32,781        29,592
                                                  ------------  -----------     -------------  ------------
          Total operating expenses.............       17,483        14,166           48,837        43,582
                                                  ------------  -----------     -------------  ------------

Income from operations.........................        5,358         3,739           11,895        10,203
Merger (expenses)..............................            -        (1,950)               -        (1,950)
Interest income, net...........................          135            34              398           191
Foreign exchange transaction gains (losses)....         (227)          (70)            (326)         (131)
                                                  ------------  -----------     -------------  ------------
Income before income taxes.....................        5,266         1,753           11,967         8,313

Income taxes...................................        1,685           824            4,030         3,907
                                                  ------------  -----------     -------------  ------------

Net income.....................................   $    3,581    $      929      $     7,937    $    4,406
                                                  ============  ===========     =============  ============

Net income per common and
     common equivalent shares outstanding......   $     0.28    $     0.07      $      0.63    $     0.35
                                                  ============  ===========     =============  ============

Weighted average common and
     common equivalent shares outstanding......   12,738,534    12,513,511       12,558,751    12,482,970
                                                  ============  ===========      ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                    GENERAL SCANNING INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                           NINE MONTHS ENDED
                                                                       --------------------------
                                                                        SEPT. 27,       SEPT. 28,
                                                                         1997            1996
                                                                       ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................   $   7,937     $     4,406
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization..................................       2,748           1,992
    Deferred compensation..........................................         320             308
Changes in current assets and liabilities:
    Accounts receivable............................................     (12,413)         (6,619)
    Inventories....................................................      (3,981)         (2,920)
    Other current assets...........................................        (278)            (43)
    Accounts payable, accrued expenses, and taxes payable..........       5,214            (715)
                                                                        --------       ---------
Net cash (used in) operating activities............................        (453)         (3,591)
                                                                        --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment.........................      (3,143)         (5,867)
Decrease in other assets...........................................          41              17
                                                                        --------       ---------
Net cash (used in) investing activities............................      (3,102)         (5,850)
                                                                        --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to banks and others....................      14,619          11,486
(Payments ) on notes payable to banks and others...................     (13,023)        (13,098)
(Payments) on long-term debt.......................................         (13)            (15)
Proceeds from exercise of stock options, including tax effects.....       1,212           1,528
                                                                        --------       ---------
Net cash provided by (used in) financing activities................       2,795             (99)
                                                                        --------       ---------

Effect of exchange rate changes on cash and cash equivalents.......         632             167
                                                                        --------       ---------

Increase (decrease) in cash and cash equivalents...................        (128)         (9,373)
Cash and cash equivalents, beginning of period.....................      17,655          25,695
                                                                        --------       ---------
Cash and cash equivalents, end of period...........................   $  17,527     $    16,322
                                                                        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for :
     Interest......................................................   $     317     $       754
     Income taxes..................................................   $   4,101     $     4,643

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

     On August 27, 1996, the Company completed its acquisition of View Engineering, Inc., a California company, by issuing 1,437,060 shares of General Scanning Inc. common stock (after giving effect to certain adjustments at the closing) in exchange for all of View's outstanding shares of capital stock, accrued preferred dividends and the net value of warrants and options. View Engineering, Inc. uses laser image processing technology to serve applications requiring precision inspection, measurement and process control. The transaction has been accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been retroactively restated to include the accounts of View for all periods presented. Merger expenses primarily include brokers fees and legal and accounting costs.

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

4.   INVENTORIES
     -----------

     Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:

                                       Sept. 27,      Dec. 31,
                                         1997           1996
                                       ---------      --------
               Materials                 $13,320       $12,572
               Work-in-process             7,160         5,341
               Finished goods              9,434         8,138
                                         -------       -------
                                         $29,914       $26,051
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

                             GENERAL SCANNING INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

General Scanning Inc. ("General Scanning" or the "Company") is a leading manufacturer of laser systems and components, and thermal printers. In the nine months ended September 27, 1997 and in the fiscal year 1996, 85% of the Company's revenues were derived from sales of laser systems and components, and the balance was derived from sales of thermal printers. Sales of laser systems and components in the nine months ended September 27, 1997 and in the fiscal year 1996 grew 11% and 28%, respectively, over sales for this segment in the comparable period in 1996 and in the fiscal year 1995, respectively. Thermal printer sales in the nine months ended September 27, 1997 and in the fiscal year 1996 increased 5% and 8%, respectively, over the comparable period in 1996 and in the fiscal year 1995, respectively.

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

In August 1996, the Company completed its acquisition of View Engineering, Inc. ("View") by issuing 1,437,060 shares of General Scanning common stock. The transaction was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been retroactively restated to include the accounts of View for all periods presented. View employs laser image processing technology to serve applications requiring precision inspection, measurement and process control in several industries.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

Sales.   Total sales were $47.6 million for the three months ended September 27,
1997, an increase of 25% over $38.2 million in total sales in the three month period ended September 28, 1996. Laser systems and component sales for the three months ended September 27, 1997 increased 24% to $40.5 million from $32.7 million in the comparable period of 1996 primarily due to systems sales to the semiconductor, consumer electronics and automotive sensor markets. Thermal printer sales for the three months ended September 27, 1997 increased 30% to $7.0 million from $5.4 million in the comparable period of 1996 primarily due to scheduling patterns from the Company's OEM customer base, not from basic changes in demand for product. Laser systems and components sales, as a percentage of total sales, decreased to 85% in the three months ended September 27, 1997 from 86% of total sales in the comparable period of 1996. International sales, many of which are denominated in foreign currencies, were approximately 49% and 43% of total sales in the quarters ended September 27, 1997 and September 28, 1996, respectively.

Gross profit.   Total gross profit was $22.8 million, or 48% of sales, for the three months ended September 27, 1997, compared to $17.9 million, or 47% of sales, for the three month period ended September 28, 1996. Laser systems and components gross profit increased to 49% of sales in the three months ended September 27, 1997 from 48% of sales for the comparable three month period of 1996. Thermal printers gross profit was 43% of sales in both the three months ended September 27, 1997 and the comparable three month period of 1996.

Research and product development.   Research and product development expenses
increased to $6.1 million, or 13% of total sales, for the three months ended September 27, 1997, from $4.9 million, or 13% of total sales, for the three month period ended September 28, 1996. This increase was primarily due to the addition of personnel and related costs to support the development of new laser systems and components.

Selling, general and administrative.   Selling, general and administrative
expenses increased to $11.4 million in the three months ended September 27, 1997 from $9.3 million in the comparable period of 1996. This increase was primarily due to the addition of sales and marketing support personnel and related costs incurred in supporting increased sales, particularly in overseas locations, and to an increase in legal costs associated with various legal proceedings, as discussed in the Company's 1996 Form 10-K. These expenses were 24% of total sales in both periods.

Interest.   Net interest income was $135,000 for the three month period ended
September 27, 1997 compared to net interest income of $34,000 for the comparable period of 1996. This increase in net interest income was primarily due to a decrease in bank borrowings and other debt in the 1997 period, resulting in lower interest expense.

Foreign exchange. Foreign exchange transactions resulted in a loss of $227,000 in the three months ended September 27, 1997 compared to a loss of $70,000 in the comparable period of 1996. Gains and losses are incurred when the Company's net receivables denominated in certain currencies, including yen, deutsche marks and other major European currencies, are not fully hedged. The Company continues to utilize foreign exchange forward contracts, primarily to reduce the impact of foreign currency fluctuations arising from intercompany balances.

Income tax.   The effective income tax rate for the Company was 32% in the three months ended September 27, 1997 compared to 47% in the three months ended September 28, 1996. The income tax rate used in the three month period ended September 27, 1997 has been adjusted from the 35% rate used in the first six months of 1997 primarily to reflect the benefit to be derived from the reinstatement of the Federal research and development tax credit. The higher effective tax rate in 1996 was primarily due to certain non-deductible merger expenses incurred for the acquisition of View and View's 1996 preacquisition losses which could not be used to offset General Scanning's profit for tax purposes. In accordance with tax law and regulations, the ability of the Company to utilize preacquisition losses of View is subject to certain restrictions.

Net income.   Net income for the three months ended September 27, 1997 increased to $3.6 million, or $0.28 per share based upon 12.7 million common and common equivalent shares outstanding, compared to $0.9 million in net income, or $0.07 per share based upon 12.5 million common and common equivalent shares outstanding, in the third quarter of 1996. The 1996 period included $1.95 million of merger related expenses.

Backlog.   Backlog at September 27, 1997 was approximately $46 million compared to $51 million at June 28, 1997 and $36 million at December 31, 1996.

NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

Sales.   Total sales were $128.0 million for the nine months ended September 27,
1997, an increase of 10% over $116.5 million in total sales in the nine month period ended September 28, 1996. Laser systems and component sales increased 11% to $109.1 million from $98.6 million in the comparable period of 1996 primarily due to systems sales to the semiconductor, consumer electronics and automotive sensor markets. Thermal printer sales for the nine months ended September 27, 1997 increased 5% to $18.9 million from $17.9 million in the comparable period of 1996 primarily due to scheduling patterns from the Company's OEM customer base, not from basic changes in demand for product. Laser systems and components sales, as a percentage of total sales, were 85% in both the nine months ended September 27, 1997 and the comparable period of 1996. International sales, many of which are denominated in foreign currencies, were approximately 45% and 41% of total sales in the nine months ended September 27, 1997 and September 28, 1996, respectively.

Gross profit.   Total gross profit was $60.7 million, or 47% of total sales, for the nine months ended September 27, 1997, compared to $53.8 million, or 46% of total sales, for the nine month period ended September 28, 1996. Laser systems and components gross profit increased to 48% of sales in the nine months ended September 27, 1997 from 47% of sales for the comparable nine month period of 1996. Thermal printers gross profit increased to 44% of sales in the nine months ended September 27, 1997 from 43% of sales for the comparable nine month period of 1996.

Research and product development.   Research and product development expenses
increased to $16.1 million, or 13% of total sales, for the nine months ended September 27, 1997 from $14.0 million, or 12% of total sales, for the nine month period ended September 28, 1996. This increase was primarily due to the addition of personnel and related costs to support the development of new laser systems and components. Because the development of new products is vital to its continued success, the Company expects to maintain similar levels of research and product development expenses as a percentage of sales over the long term.

Selling, general and administrative.   Selling, general and administrative
expenses increased to $32.8 million for the nine months ended September 27, 1997 from $29.6 million in the comparable period of 1996. This increase was primarily due to the addition of sales and marketing support personnel and related costs incurred in supporting increased sales, particularly in overseas locations, and to an increase in legal costs associated with various legal proceedings, as discussed in the Company's 1996 Form 10-K. These expenses were 26% of total sales in the nine months ended September 27, 1997 compared to 25% of total sales in the comparable period of 1996.

Interest.   Net interest income was $398,000 in the first nine months of 1997 compared to net interest income of $191,000 in the comparable period of 1996.

Foreign exchange. Foreign exchange transactions resulted in a loss of $326,000 in the nine months ended September 27, 1997 compared to a loss of $131,000 in the comparable period of 1996. Gains and losses are incurred when the Company's net receivables denominated in certain currencies, including yen, deutsche marks and other major European currencies, are not fully hedged. The Company continues to utilize foreign exchange forward contracts, primarily to reduce the impact of foreign currency fluctuations arising from intercompany balances.

Income tax.   The effective income tax rate for the Company was 34% in the nine months ended September 27, 1997 compared to 47% in the nine months ended September 28, 1996. The income tax rate used in the first nine months of 1997 has been adjusted from the 35% rate used in the first six months of 1997 primarily to reflect the benefit to be derived from the reinstatement of the Federal research and development tax credit. The higher effective tax rate in 1996 was primarily due to certain non-deductible merger expenses incurred for the acquisition of View and View's 1996 preacquisition losses which could not be used to offset General Scanning's profit for tax purposes. In accordance with tax law and regulations, the ability of the Company to utilize preacquisition losses of View is subject to certain restrictions.

Net income.   Net income for the nine months ended September 27, 1997 increased
80% to $7.9 million, or $0.63 per share based upon 12.6 million common and common equivalent shares outstanding, compared to $4.4 million in net income, or $0.35 per share based upon 12.5 million common and common equivalent shares outstanding in the comparable nine month period of 1996. The 1996 period included $1.95 million of merger related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $17.5 million on September 27, 1997 compared to $17.7 million on December 31, 1996. During the first nine months of 1997, $0.5 million was used in operating activities, $2.8 million was provided by financing activities and $3.1 million was used in investing activities.

Net income of $7.9 million in the first nine months of 1997, supplemented by non-cash charges for depreciation and amortization and deferred compensation totaling $3.1 million, was more than offset by a net increase in working capital of $11.5 million, resulting in $0.5 million used in operating activities.

Capital expenditures were $3.1 million for the nine months ended September 27, 1997, representing leasehold improvements to a facility to be occupied later in 1997 and additions to machinery and equipment.

The Company's bank credit agreement, which expires on December 31, 1998, provides for borrowings up to $10 million. Borrowings bear interest at the London InterBank Offered Rate (LIBOR) plus one and one-half percent, or prime, determined at the time of borrowing. Bank lines of credit are provided to the Company's foreign operations with a maximum availability of $6 million at a negotiated interest rate approximating the appropriate country's prime rate. At September 27, 1997, $4.5 million, denominated in yen, was outstanding under the lines of credit. The bank credit agreement requires compliance with certain financial ratios.

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

To the extent this analysis discusses financial projections, information or expectations about General Scanning's products or markets, or otherwise makes statements about the future, such statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the fact that the Company's sales have been, and are expected to continue to be, dependent upon customer capital equipment expenditures which are, in turn, affected by business cycles in the markets served by those customers. Other factors include continued volatility in the semiconductor industry, the risk of order delays and cancellations, the risk of delays by our OEM customers in introducing their new products and market acceptance of those products incorporating subsystems supplied by the Company, similar risks to the Company in delays in new product introductions and market acceptance of its new products, and other risks detailed in the Company's Form 10-K that has been filed in connection with its 1996 fiscal year.

                             GENERAL SCANNING INC.
                           PART II. OTHER INFORMATION


Item 1.   Legal proceedings
          -----------------

          Robotic Vision Systems, Inc. v. General Scanning Inc., USDC Case No. 96-3884 On September 8, 1997, the United States District Court for the Eastern District of New York issued a decision on General Scanning's motion for summary judgment in an action filed against the Company by Robotic Vision Systems, Inc. ("RVSI"). RVSI filed suit against the Company in August 1996 alleging that the Company had improperly obtained information from RVSI during the Company's acquisition of View Engineering, Inc. The Court dismissed RVSI's claims for: (1) tortious interference with business relations, (ii) breach of contract, (iii) breach of the implied covenant of good faith and fair dealing and (iv) violations under the Massachusetts Unfair and Deceptive Business Practices Statute. Claims were not dismissed for fraud of confidential business information and for unfair competition in contravention of New York common law. RVSI has moved for reconsideration with respect to the dismissal of its tortious interference claim. The claims not dismissed are expected to result in a jury trial during 1998.

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



General Scanning Inc.



/s/ Charles D. Winston             Date: October 17, 1997
----------------------
Charles D. Winston
President and
Chief Executive Officer



/s/ Victor H. Woolley              Date: October 17, 1997
---------------------
Victor H. Woolley
Vice President Finance and
Chief Financial Officer