Form 10-K405
period 1997-12-31
GENERAL SCANNING INC \MA\
filed 1998-03-04
CIK 949337

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NO. 0-26646

                               ----------------

                             GENERAL SCANNING INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MASSACHUSETTS                                    04-2445884
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                    500 ARSENAL STREET, WATERTOWN, MA 02172
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $266,500,999 based on the last reported sale price of the Common Stock on the Nasdaq National Market on February 10, 1998. The number of shares outstanding of the registrant's Common Stock as of February 10, 1998 was 12,467,883 shares.

                               ----------------

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 1998 are incorporated by reference in Part III of the Report. Other documents incorporated by reference are listed in the
Exhibit Index.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             GENERAL SCANNING INC.

                         1997 ANNUAL REPORT--FORM 10-K

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                                     PART I

 Item 1  Business.......................................................      1
         Overview.......................................................      1
         Business Strategy..............................................      2
         Products and Services..........................................      2
         Customers......................................................      9
         Sales, Marketing and Customer Support..........................      9
         Research and Development.......................................      9
         Manufacturing..................................................     10
         Working Capital Requirements...................................     11
         Backlog........................................................     11
         Competition....................................................     11
         Patents and Intellectual Property..............................     12
         Employees......................................................     12
 Item 2  Properties.....................................................     13
 Item 3  Legal Proceedings..............................................     13
 Item 4  Submission of Matters to a Vote of Security Holders............     14
         Executive Officers.............................................     15

                                    PART II

            Market for Registrant's Common Stock and Related Stockholder
 Item 5  Matters........................................................     16
 Item 6  Selected Financial Data........................................     17
         Management's Discussion and Analysis of Financial Condition and
 Item 7  Results of Operations..........................................     18
 Item 8  Financial Statements and Supplementary Data....................    F-1
         Changes in and Disagreements With Accountants on Accounting and
 Item 9  Financial Disclosure...........................................   F-21

                                    PART III

 Item 10 Directors and Executive Officers of the Registrant.............   F-21
 Item 11 Executive Compensation.........................................   F-21
 Item 12 Security Ownership of Certain Beneficial Owners and Management.   F-21
 Item 13 Certain Relationships and Related Transactions.................   F-21

                                    PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14 K..............................................................   F-21

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  General Scanning Inc. ("General Scanning" or the "Company") was incorporated in Massachusetts in 1968. The Company develops and manufactures a broad line of laser systems for a wide range of applications in the automotive, electronics, semiconductor, medical and aircraft industries. In addition, the Company produces a line of laser subsystems and components, which are used in the Company's own systems as well as sold in the merchant market. The Company also designs and manufactures a line of thermal printers for medical instrument companies, and recently introduced a new foil imprinting technology for use in photo labs and retail photo finishing outlets. In 1997, over 85% of the Company's revenues were derived from the sale of laser systems and components. General Scanning sells and supports its products worldwide. In 1997, 56% of its sales were in the United States, 27% in Asia and 17% in Europe. See Note 12 to Financial Statements for a more detailed description of the Company's geographic operations.

  General Scanning manufactures laser systems for a variety of industrial applications including: thin film resistor processing systems used in the production of automotive sensors for airbags, anti-lock brakes, emissions control and airflow measurement; thick film resistor processing systems used in the manufacture of surface mount ("SMT") electronic components; semiconductor package measurement systems for QFP (quad flat package), TSOPs (thin small outline package) and BGAs (ball grid arrays); memory repair processing systems used in the fabrication of high density computer memory chips; inspection systems for solder paste and component placement on SMT printed circuits; laser marking systems used for permanent identification of products such as integrated circuit packages and automotive components; component handling and sorting systems used in the integration of one or more laser process or inspection systems; precision alignment systems used primarily in the fabrication of aircraft composite structures; inspection and metrology systems employing non-contact 3-D image processing used in the manufacture of disk drives and other precise tolerance devices; micro-array scanners for biological analysis; and laser systems and subsystems used in film imaging. In addition, General Scanning manufactures laser subsystems and components used by the Company and its customers in many applications including materials processing, test and measurement, alignment, inspection, graphics, vision systems, rapid prototyping and certain medical procedures including dermatology and ophthalmology.

  The Company's core technological expertise which is employed in each of these applications is high speed micropositioning and precise power control of lasers, as well as 2D and 3D image processing. Designing and manufacturing the Company's products requires specialized skills in: electronics that can operate reliably and accurately under a wide range of environmental conditions; electromechanical devices that can sustain high torsional acceleration; optics and lenses that operate with a variety of laser power and wavelength; closed-loop electronic servo systems that precisely and quickly measure and control relative positions of mechanical components; and software that controls laser systems and interfaces with adjunct equipment. In addition, General Scanning maintains control of the critical production processes which the Company believes allows it to control costs, realize higher quality production and bring new products to market more quickly. Two of the Company's core development and manufacturing sites, located in Wilmington, MA and Bedford, MA, are ISO 9001 certified operations.

  General Scanning expands the scope and use of its core products by working closely with leading customers to identify both value-added functionality and new applications. The Company designs and manufactures systems and components with the aim of providing its customers with low overall cost of ownership. General Scanning's close relationship with its customers enables it to expand the number of applications for its core technology and reduce the risk inherent in new product development. The Company believes that the diversity of applications for its products reduces the risk of dependence on the economic conditions in any one industrial sector it serves.

BUSINESS STRATEGY

  The Company's strategy is to continue to apply its expertise in rapid and high accuracy micropositioning and precise power control of laser beams and 2-D and 3-D image processing to the development and manufacture of end-user and OEM systems, subsystems and components for a broad range of market applications. This strategy builds upon the Company's strengths in technology, manufacturing and distribution.

  The key elements of the Company's business strategy are as follows:

  Leverage Core Technology. The Company is committed to developing new products and enhancing existing products to address new applications and evolving manufacturing requirements primarily by leveraging the Company's core technologies for high accuracy micropositioning and precise power control of lasers and in image processing.

  Customer Driven Product Development. The Company seeks to partner and work closely with leading manufacturing companies in selected but diverse areas. This approach allows the Company to incorporate customer feedback during the design process, which expedites product development, thereby saving development time and expense. The Company believes that developing a product to meet a need identified by a market leader and potential customer decreases the risk typically associated with new product introductions.

  Broad Applications in Diverse Markets. The Company currently offers products serving broad applications in diverse markets, including laser systems for semiconductor manufacturing, production of automotive sensors, manufacturing of electronic components and circuits, precision alignment of manufactured parts, permanent product marking, film imaging and biological analysis. The Company makes subsystems and components for OEM manufacturers of equipment for detection of in-process defects and contamination, performance of medical diagnostic and corrective procedures, confocal microscopy, film imaging, rapid prototyping, and medical patient vital sign recording. By addressing diverse markets, the Company seeks to increase its product sales and reduce its reliance on any single industry or customer. In addition, the Company's marketing strategy is to continue to develop products based on its core technical and manufacturing competencies for markets in which it believes it can attain a leading position in market share.

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

  Address Worldwide Markets. The Company markets, sells and supports its products worldwide. The Company believes the strength of its international sales and customer support organization is important to its continued success. To facilitate its worldwide marketing strategy, the Company has dedicated sales and support organizations in Japan, Hong Kong, Korea, Taiwan, Singapore, Malaysia, Germany, England, France and Italy, in addition to eight major locations in the United States.

PRODUCTS AND SERVICES

 Laser Systems and Components

  Thin Film Laser Processing Systems--The Company's laser systems are used in the production of thin film circuits to precisely tune the performance of linear and mixed signal devices used in a variety of applications including automotive electronics, consumer products, personal computers, communications products, appliances, and medical instruments. Tuning is accomplished by adjusting various component parameters with selective laser cuts, while the circuit is under test, thereby achieving the desired electrical performance. For example, in automotive applications, these precision sensor circuits are used to measure analog variables such as acceleration, voltage, temperature and pressure, and convert them into electronic signals suitable for computer processing and subsequent control of vehicle performance and safety. Automotive applications include engine control, airbag deployment, anti-lock brake control and active suspension systems. The M310 laser system subjects the sensor to a calibrating pressure and then the laser adjusts the sensor parameters to exacting specifications. The Company's M310 systems combine material handling, test stimulus, temperature control and laser trim subsystems into a single turnkey package for tuning linear and mixed signal devices.

  More recently, such linear mixed signal circuits are being adopted for smart appliances (such as camcorders and mobile GPS devices), extended life batteries, video games, medical instruments and HVAC systems. Such mixed signal devices were one of the fastest growing segments in the electronic components industry during 1997. The Company's thin film resistor processing systems range in price from approximately $300,000 to $1,000,000. Representative customers include Analog Devices, Robert Bosch, Denso, Fuji Denki, Burr Brown, Maxim, Motorola and Texas Instruments.

  Thick Film Laser Processing Systems--The Company's laser systems are used in the production of thick film resistive components (known as chip resistors) for surface mount ("SMT") electronic circuits. Chip resistors are microelectronic components that replace larger axial lead resistors formerly used in electronic circuits. Chip resistors are used in most consumer and industrial electronic products including CD players, VCRs, TVs, camcorders and cellular telephones. A camcorder, for example, may contain over five hundred chip resistors. The increasing use of these devices is being driven by the demand for enhanced functionality, reduced size, and lower cost of consumer electronics. SMT components meet these needs by providing reduced package size and production set-up time, and improved reliability and delivery times. The Company's W724C laser system is an integral part of the process for manufacturing chip resistors. By means of selected cuts, laser systems are used to change the effective length and cross section of the electrical conductor of each resistor element. The resistance is monitored, and the laser action continues until the precise resistance value is obtained. The Company believes that the size of resistors will continue to shrink and, as a result, manufacturers will require more precise laser systems.

  The Company's W670 laser systems are used for processing more general purpose hybrid thick film electronic circuits. These circuits are designed to withstand harsh environmental uses, such as automotive ignition controls, fuel sensors and high voltage regulation.

  The Company's thick film resistor processing systems range in price from approximately $200,000 to $350,000. Representative customers include Kyocera, Matsushita, Philips, Samsung and Vishay.

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

  The Company's products perform inspection during fabrication of the chip (in the "front end" of the manufacturing process) and perform inspection of final assembled components (in the "back end"). The systems incorporate the Company's patented three-dimensional scanning laser data acquisition technology to provide fast, accurate measurement. The Model 890, released in early 1997, performs front-end wafer, die and package substrate measurement for the newly emerging high-density, matrix-based package interconnect market. The Model 880, first introduced in 1995, performs measurement of finished package leads or bumps without removal of the devices from their carrier trays. All of the systems are configurable to support a variety of device and feature types. Current prices for the base systems range from $150,000 to $275,000. Customers include Anam/Amkor, Intel, Micron, Samsung and Texas Instruments.

  Surface Mount Measurement Systems--The Company's surface mount measurement products address another sector of the electronics industry, the manufacture of printed circuit board assemblies. Customers for SMT measurement products require systems which can be used for prototyping, near-process monitoring and in-line process control. These systems can be installed near or in the circuit board assembly line to address these needs. In the manufacture of surface-mount electronics, solder, in paste form, is stenciled onto the circuit board with a screen printer, and then components are placed in their respective positions on the board by automated equipment. Critical variables in the manufacturing process, which the Company's systems address, include the amount of solder deposited on the board and the accurate placement of the electronic components.

  The Model 8100 system was introduced in 1995 and represents the third generation of equipment design. The Model 8100 uses the Company's patented three-dimensional scanning laser data acquisition technology, and can inspect either solder paste depositions or component placement accuracy. The current base price for the Model 8100 system is approximately $200,000 to $250,000. The strongest market segments for SMT measurement products have been in the computer, telecommunications and automotive industries as well as in contract manufacturers which serve those and other industries. Customers include Celestica, Chrysler, Hewlett-Packard, Intel, Marconi and Motorola.

  Memory Repair Systems--Dynamic random access memory chips are critical components in the active memory portion of computers and a broad range of other digital electronic products. To obtain efficient yields in the production process, each memory component is designed with redundant circuitry. Using the Company's M325 laser system, a semiconductor manufacturer can effectively disconnect defective or redundant circuits in a memory chip with accurately positioned and power modulated laser pulses. This improves the yield of usable components per treated wafer, effectively lowering the cost per unit produced.

  The demand for memory, measured in megabits, has in recent years been growing at greater than 50% per year. Approximately half to three quarters of memory components produced are used in personal computers, with additional demand coming from networked systems (file servers), flat panel displays, multimedia systems and consumer electronics. Memory demand by the computer industry is driven by both memory intensive software (Windows 95(R), graphics, etc.) and higher speed microprocessors. As the memory capacity increases, the feature size and spacing between the elements of the microcircuits decrease. The industry is presently changing from 16 megabit to 64 megabit memory in response to the demand for additional memory, space limitations to accommodate it and manufacturing economics. The Company offers products which are currently being used for processing memory up to and including 64 megabits. First-pass manufacturing yields are typically low at the start of production of a new generation of higher capacity devices. First-pass yields have decreased to, now, less than 20% with each successive generation of memory chips as geometries shrink and manufacturing becomes more difficult. Laser processing is used to raise production yields to acceptable economic levels, frequently to greater than 95%.

  Memory components are currently produced in batches on silicon wafers typically measuring 6" or 8" in diameter. The industry is currently planning for production using 12" (300 millimeter) diameter wafers. The Company believes that its technology and systems architecture will allow it to develop and introduce products to process the new 12" wafers. The Company's newly introduced M325 memory processing systems range in price from approximately $500,000 to $900,000. Representative customers include Cypress Semiconductor, Dominion Semiconductor, IBM, Mitsubishi and Toshiba.

  Permanent Marking Systems--The Company's moving spot laser marking systems are used to apply permanent alphanumeric, graphic and bar-code identification directly onto electronic components, industrial products and packaging materials. Laser marking systems remove precise amounts of material from, or modify the surface of, an object being marked by exact control of the laser beam as it moves along a prescribed path.

Such systems are gaining acceptance over a broad range of markets, replacing older technologies such as inkjet, mechanical imprinting, chemical etching and ink stamping. This change is being driven by the need for permanent marking and for marking systems which can be interfaced with computers, and by environmental acceptance. Industry has recently begun to require product traceability for years after the date of manufacture. At present, inkjet and ink stamping do not provide this permanence, while laser marking does. Also, the laser marking process does not involve the use of environmentally hazardous solvents.

  As an example of this application, the Company's HM1500 laser system is used to mark integrated circuit ("IC") packages. The plastic or ceramic package surrounding an IC must be marked without penetration of its thin wall in order to avoid damaging the expensive circuits it protects. This process requires a high degree of precision. Laser marking for this application is gaining widespread usage. The Company's laser systems are also used in other applications including the marking of automotive parts, electrical components, tools, medical implants, as well as in the decorative marking of consumer items. During 1996, the Company replaced its current product offerings with the 1000 Series products which offered significant advantages in terms of higher power, larger marking fields, faster marking speeds and higher precision. In 1997, the Company introduced a diode-pumped laser marker, with a full 8,760 hour warranty on the laser, which requires no external cooling or three-phase power. The FM3500-4 laser marking system, also introduced in mid year, multiplexes a high power laser beam into four completely independent marking heads that can be remotely located up to 100 feet away from the laser by fiber optic cable. The Company's laser marking systems range in price from approximately $50,000 to $225,000. Representative customers include Harris, Hewlett-Packard, Motorola, SGS Thompson, Texas Instruments and Toshiba.

  Components Handling Systems--The Company designs, manufactures and, then, integrates electronic components handling systems for laser marking, lead inspection, parts sorting and parts packaging. This capability was added in late 1997 through the acquisition of Reel-Tech, Inc. Products include in-tray laser marking, tube-to-tube laser marking, tape and reel systems, media transfer systems and integrated multi-process systems. These systems can handle a wide variety of component package configurations. This capability enables General Scanning to more effectively serve its customers by meeting the emerging trend to more closely integrate multiple processes and, therefore, increase manufacturing productivity. The Company's component handler systems sell in the price range of approximately $125,000 to $400,000. Representative customers include Micron, Motorola and Samsung.

  Precision Alignment Systems--The Company's precision alignment systems interface with computer assisted design and manufacturing ("CAD/CAM") software to assist in the precision alignment of parts during manufacturing assembly processes. The principal use to date has been in the precision alignment of composite materials for the aircraft industry. Composite materials are important elements in the fabrication of critical structures for aircraft, such as jet engine cowlings, cargo and nose wheel doors, and control surfaces of the wings and vertical stabilizer, as well as for major components in jet engines, helicopters, communication satellites and rockets. The Company's systems project a precise image generated from existing CAD/CAM data to guide the assembly operations personnel in the proper placement and order of layers of composite materials. The Company's OLT4000 precision alignment systems allow aircraft manufacturers to eliminate mechanical alignment templates, minimize costs from engineering changes, and reduce operator learning time and assembly labor requirements. The Company is exploring the applications of these systems in other markets. The Company's precision alignment systems sell in the range from approximately $50,000 to $250,000. Representative customers include Bell Helicopter, Boeing, CFAN, Daimler-Benz Aerospace, Hughes Aircraft and Northrop Grumman.

  Metrology Systems--The Company's metrology products are automated, non-contact dimensional coordinate measurement systems which provide major electronics, telecommunications, and computer manufacturers with the ability to perform micron accurate measurements of component parts and assemblies produced throughout their manufacturing processes. These systems utilize combinations of CCD video camera, image processing, and various laser sensor technologies to acquire part measurement data. The metrology products are primarily sold to manufacturers of disk drives, semiconductor packages, printed circuit boards, and their associated micro-electronic components. During 1997, the Company replaced one of its core product offerings with a new Voyager platform featuring advances in illumination and autofocus technology, complemented by easy-to-use graphical user interface to facilitate measurement and programming. Current prices range from $55,000 to $150,000. Representative customers include Applied Magnetics, Cummins Engine, IBM, Intel, K. R. Precision and Seagate Technology.

  Film Imaging Systems--The application of lasers for imaging directly onto film has progressed steadily over the past decade to the point where it has become the technology of choice in two major markets: medical diagnostics and graphics. Both applications demand precise micropositioning for pixel placement and adjustable contrast range. Medical diagnostics often involve images of the human anatomy derived from computer assisted tomography ("CAT"), magnetic resonance imaging ("MRI") or nuclear medicine systems. Such images are usually presented on photographic film for viewing by a radiologist. The Company's laser imaging subsystems are used to produce images of adjustable gray-level contrast and high resolution for enhanced medical diagnostic purposes. The Company's laser imaging equipment, using data sets from CAT, MRI or nuclear medicine equipment, creates a film image by moving a laser beam across the width of the film, and modulating it to produce the correct gray scale level for each picture element, or pixel. When the width of the film has been scanned, the next line is scanned in sequence. The process is continued until the entire image is exposed.

  In late 1997, General Scanning introduced a film duplicating system which duplicates 8 x 10 and 14 x 17 films from existing X-ray, CAT and MRI electronic films. Initially, the system will directly interface with wet and dry laser imaging systems including Imation's DryView 8700 Laser Imaging System. The Company intends to expand this digitizing equipment with future applications in teleradiology and PACS (picture archiving and communication systems).

  The Company also sells a modified version of its film imaging subsystem to write directly onto a film plate for graphic printing.

  The Company's laser imaging systems and subsystems sell in the range from approximately $1,500 to $20,000. Representative customers include A.B. Dick, Agfa and Imation.

  Large format systems--In 1997, the Company commenced development of an innovative laser patterning system for use in the manufacture of flat panel displays ("FPD"). The development, alpha and beta phases of this project are funded by two multinational companies with an interest in the FPD industry. FPDs are compact, lightweight, low power alternatives to the traditional picture tube used in televisions and computer monitors. A typical FPD is composed of a thin layer of liquid crystal sandwiched between two sheets of glass, with a variety of layers of material patterned onto the glass surfaces. The rapidly growing FPD market has been driven by the growth in "laptop" portable computers and is projected to grow from $10.8 billion in 1995 to $23.7 billion in 2002 (Stanford Resources). To reduce manufacturing costs per FPD, the industry is moving to large (up to 800mm x 800mm) glass substrates, capable of simultaneously fabricating six to nine FPDs per substrate, and to new techniques for one or more of the manufacturing steps. The product under development will exploit General Scanning's expertise in the precision pointing, shaping and control of laser beams to precision patterns, this time over a large field of view when compared to the Company's current applications.

  Biological scanners--The Company recently introduced a laser-based fluorescence imaging system for use in the measurement of gene expression. Identification and quantification of the expression level of different genes under varying conditions provide researchers with a rough functional analysis of genomic sequence information, which could lead to potential drug targets. Similarly, gene expression analysis can be used for diagnostic purposes. Some scientists believe that pharmacogenomics (the discipline of identifying genes responsible for different reactions to drugs) could be the quickest route to improving the therapeutic specificity of drugs. Several biotechnology companies are active in the development of molecular array technology and fluorescently labeled ligands. The ScanArray(TM) 3000 Biochip Analysis System measures the fluorescent intensity at each DNA grid spot facilitating, at high speed, the analysis of the expression level of a particular gene. The system is offered for sale to end users in research and, on an OEM basis, for resale by those companies active in biochemistry and microchip technology.

  Components--The Company develops, produces and sells optical scanners and scanner subsystems which include optics, software and control systems. These are used by the Company and its customers in a variety of applications including materials processing, test and measurement, alignment, inspection, displays, graphics, vision, rapid prototyping, and medical applications including dermatology and ophthalmology. The Company intends to continue to work with its customers to develop new components and subsystems based upon its optical scanning technology. The Company sells its scanners in a range from approximately $100 to $4,000 and its subsystems in a range from approximately $2,000 to $30,000. Representative customers include Eastman Kodak, Lumonics, Nikon, Perceptron and Texas Instruments.

 Thermal Printing Products

  The Company develops, produces and sells a variety of thermal printers which are designed for use with defibrillators, patient care monitors, cardiac pacemaker programmers, and other medical applications. Thermal printers are used to provide a permanent record of a patient's condition during critical medical care.

  The Company's thermal printers generate signal traces, grids and real time annotation on heat sensitive paper. Paper widths ranging from 48 to 216 millimeters are moved at speeds that can be remotely selected in the range from 1 millimeter per hour to 125 millimeters per second, and have a resolution of 8 x 32 dots per millimeter. The text and graphics are generated by selectively and instantaneously modulating the temperature of small (approximately 0.105 x 0.175 millimeters) elements of a print head across the width of the chart. The heated elements create dots on thermal sensitive paper. By repeated action under the control of an on-board microprocessor, the desired graphic output can be produced.

  The Company works closely with its OEM customers to develop and produce thermal printers which are incorporated into its customers' products. Typical customized features of thermal printers offered by the Company include: package and size dimensions dictated by the customer's end products; speed and accuracy of chart transport; print resolution; number of fonts; and number of data channels. Medical uses for the Company's thermal printers require high reliability, since they are often used in emergency medical equipment which must be rugged and lightweight. The Company believes that its ability to work rapidly and efficiently with its customers provides an important benefit to such customers. Approximately, 66,000 thermal printers were shipped during 1997. The Company's thermal printers sell in a range from approximately $200 to $3,000. Representative customers include Datascope, Marquette, Medtronic, Physio-Control, Solectron, Spacelabs Medical and Zoll Medical.

  In 1997, the Company introduced a new foil imprinting technology, initially for use in photo labs and in retail photo finishing locations for personalization of greeting cards. The new process can replace time-consuming litho techniques, as well as film, metal dies, type and plates typically required by current foil stamping processes. Qualex, Inc., a subsidiary of Eastman Kodak, is the Company's initial customer for this new application. This technology may be applied to other materials in graphics art.

PRODUCT LIST

  The following is an abbreviated list of General Scanning's products and their typical market applications:

 PRODUCTS                 MARKET APPLICATIONS
 --------                 -------------------
 Laser Systems
    M310ST............... Automotive sensor production
    M310/W678............ Processing of thin film electronic circuits
    W724C................ Manufacture of thick film resistive components
    W670................. Processing of hybrid thick film electronic circuits
                          Lead/bump inspection of individual electronic
    Model 830............ components
    Model 880............ In-tray lead/bump inspection of electronic components
    Model 890............ Wafer, die and bump inspection
                          Solder paste measurement, component placement
    Model 8100........... inspection
    M325................. Memory and PLD fabrication
    HM1000 Series........ Integrated circuit marking
    DM1100............... Permanent marking of manufactured parts
    FM3500-4............. Marking across multiple production lines
                          Material handling and marking of large industrial
    VersaStation......... parts
    LM-4000.............. Integrated tube-to-tube marking
    LM-6000.............. Integrated in-tray marking
    LM-3000MT............ Dual probe tape and reel for fine pitch SMDs
    OLT4000.............. Assembly of composite structures
    Voyager 1000......... Benchtop metrology
    Ultra 8.............. Automated, non-contact 3-D measurement
                          Production of film images for both medical and
    TAE.................. graphics applications
    LD2000 .............. Digitizer for film duplication, teleradiology, PACs
    ScanArray ........... Fluorescent imaging for DNA analysis
 Components
    HPM/SPM/HPLK......... Laser processing of materials, including permanent marking, cutting, drilling and rapid prototyping
    VSH.................. Semiconductor inspection
                          Performance of medical procedures in ophthalmology
                          and dermatology Performance of biomedical measurement
                          and analysis
    Optical Scanners..... Processing of materials
                          Test, measurement and alignment
                          Ophthalmology and dermatology applications
                          Confocal microscopes
                          Projection of images on film
                          Inspection
 Thermal Printers
    AR42................. Defibrillator vital sign recording
    OMNI-100............. Patient critical care monitoring
    OMNI-200............. Cardiac pacemaker programming
    AR200FB.............. Stress testing; electroencephalograph
    Slimline............. Foil imprinting at point-of-sale
    Decorator 2000....... Foil imprinting at central labs

CUSTOMERS

  The Company has over 1,000 customers. During 1997, no single customer accounted for more than 5% of total sales. General Scanning's ten most significant customers in terms of sales in 1997, listed alphabetically, were:
Analog Devices, Boeing, Denso, IBM, Imation, Intel, Maxim, Micron, Physio-Control and Texas Instruments.

SALES, MARKETING AND CUSTOMER SUPPORT

  The Company believes that its marketing, sales and customer support organizations are important to its long-term growth and give the Company the ability to respond rapidly to the needs of its customers. The Company has marketing managers for each major product line who have worldwide responsibility for determining product strategy based on knowledge of the industry, customer requirements and product performance. These marketing managers have direct contact with customers and support the field sales and service personnel. The Company believes that its business may be subject to seasonal fluctuations due to capital expenditure approval cycles of its customers.

  The Company sells and supports its products worldwide through its own direct sales and customer service organization. This domestic and international sales network is augmented by selected independent sales representatives for end-user laser systems, due to the geographical dispersion of customers for such products. Field offices have been located in close proximity to key customers to help achieve short response time. In the United States, the Company provides marketing support at its locations in Watertown, Wilmington, Arlington and Bedford, Massachusetts, Indianapolis, Indiana, Simi Valley and Santa Clara, California and in Ann Arbor, Michigan. In Europe, the Company distributes its products through its direct sales offices located in Germany, the United Kingdom, Italy and France. The Company distributes its products in Japan through its offices in Tokyo and Osaka. Throughout the remainder of Asia, the Company distributes through its offices in Hong Kong, Korea, Singapore, Malaysia and Taiwan.

  The Company provides customer support in the form of applications engineering, repair services and spare parts inventory through its offices in Massachusetts, Michigan, Indiana, California, France, Germany, Italy, the United Kingdom, Hong Kong, Japan, Korea, Singapore, Malaysia and Taiwan. Engineering and field support personnel provide telephone support or are dispatched to customer locations. Additionally, the Company's offices generally have certain models of the Company's laser systems which are used for demonstration purposes and for applications engineering. From time to time, at the request of a customer, the Company will install a laser system at the customer's manufacturing site to establish manufacturing process and demonstrate product performance as part of the selling process prior to receipt of an order. The typical purchase of a laser system includes installation, on-site customer support and applications engineering.

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

  Optics: design of laser quality lenses with variable depth of field or large numerical aperture; design of mirrors of high dynamic rigidity; selection of wavelength-specific mirror and lens coatings; specification and adjustment of lasers; and interaction of lasers with materials.

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

  Software: development of high-speed computing algorithms for real-time control of servo mechanisms; handling of data transmitted according to customer-specific protocols; design of operator-friendly computer/systems interfaces.

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

  For the years ended December 31, 1997, 1996 and 1995, the Company's research and development expenditures were approximately $22.3 million (excluding a one-time expense relating to acquired in-process research and development associated with the acquisition of Reel-Tech), $18.4 million and $17.1 million, respectively. These amounts were approximately 12%, 12% and 14% of sales in the respective periods. As of December 31, 1997, the Company had 206 people engaged in research and product development activities. Because the Company believes that the development of new products is vital to its continued success, the Company expects significant expenditures to continue on research and development activities.

  Approximately one-half of sales during 1997 were from products introduced during the current and previous two years.

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

  The Company's manufacturing is conducted at four facilities located near Boston, Massachusetts and in Indianapolis, Indiana and Simi Valley, California. Each of the Company's manufacturing facilities has co-located manufacturing, manufacturing engineering, marketing and product design personnel. The Company believes, based on its experience, that this organizational proximity greatly accelerates development and entry into production of new products and aids economical manufacturing. The Company's thermal printers and many of its laser systems are manufactured under ISO 9001 certification.

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

  Certain of the components and materials included in the Company's laser systems and optical products are currently obtained from single source suppliers. The Company currently obtains a component for one of its laser systems products from a single source. The Company currently maintains a six month inventory of this component and plans to increase this over the next year. The Company has explored the possibility of producing this component internally, and in the event of a disruption in the outside supply of this component, the Company believes that it could commence production internally within twelve months.

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

BACKLOG

  The Company defines backlog as written purchase orders or other contractual agreements for products for which the customer has requested delivery within the next twelve months. Backlog was approximately $44 million on December 31, 1997 compared to $36 million on December 31, 1996.

COMPETITION

  The markets for the Company's products are highly competitive. The Company is subject to substantial competition from both established competitors and potential new market entrants. Significant competitive factors include: product functionality, performance, size, flexibility, cost, market presence, customer satisfaction, customer support capabilities and breadth of product line. The Company believes that it competes favorably on the basis of each of these factors.

  Competition in the development, manufacture and sale of laser systems is concentrated in certain segments and fragmented in others. To the Company's knowledge, the automotive sensor manufacturing market in which the Company's thin film processing systems are used has no other competitors. The markets for the thick film hybrid circuit processing systems in which the Company competes have several other manufacturers. The Company is aware of three competitors in vision systems for solder paste and component placement inspection. In systems for electronic component lead inspection, the Company competes primarily with Robotic Vision Systems. The Company competes primarily with Electro Scientific Industries, which has the major market share, in laser systems for memory fabrication. The Company is aware of laser marking systems produced by many other manufacturers which compete with the Company's laser marking equipment. There are several competitors in the field of component handling systems. To the Company's knowledge, in the precision alignment market for the aircraft industry, the Company has one competitor. There are several competitors in the field of general purpose, non-contact metrology in which the Company competes.

  The Company knows of at least five other manufacturers of subsystems for the film imaging systems and subsystems market.

  In the optical scanner subsystem and components markets, the Company knows of two other manufacturers. Additionally, there exist two alternate technologies, rotating polygons and XY-moving tables, to the galvonometric scanning technology used by the Company, which compete for certain segments of the markets served by the Company's products.

  Thermal printing for the medical equipment market has fragmented competition, mostly from vertically integrated equipment manufacturers.

  The Company expects its competitors to continue to improve the design and performance of their products. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features, or that new processes or technologies will not emerge that render the Company's products less competitive or obsolete. As a result of the substantial investment required by a customer to integrate capital equipment into a production line, or to integrate components and subsystems into a product design, the Company believes that once a customer has selected certain capital equipment, or certain components or subsystems from a particular vendor, the customer generally relies upon that vendor to provide equipment for the specific production line or product application and may seek to rely upon that vendor to meet other capital equipment, or component or subsystem requirements. Accordingly, the Company may be at a competitive disadvantage with respect to a particular customer if that customer utilizes a competitor's manufacturing equipment or components. Increased competitive pressure could lead to lower prices for the Company's products, thereby adversely affecting the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

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

  Competitors in the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with the Company's ability to make and sell some of its products. Although the Company believes that its products do not infringe the patents or other proprietary rights of third parties, there can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful. (See Item 3, Legal Proceedings.)

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

EMPLOYEES

  As of December 31, 1997, the Company had 915 full-time employees worldwide, including 396 in manufacturing, 226 in marketing, sales and field service, 206 in research and development, and 87 in general administration. Approximately 108 employees, mostly foreign nationals, reside and work outside of the United States, primarily in marketing, sales and support. In addition, the Company periodically engages contract employees principally in new product development and manufacturing operations. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

  The Company's headquarters is located in Watertown, Massachusetts, which is a suburb of Boston. The principal owned and leased properties of the Company and its subsidiaries are listed in the table below.

                                                                                APPROXIMATE OWNED/
LOCATION                                        PURPOSE                         SQUARE FEET LEASED
--------                                        -------                         ----------- ------
Watertown, MA, USA...... Marketing, sales, manufacturing, engineering, offices;   84,000     owned
                          corporate headquarters
Wilmington, MA, USA..... Marketing, sales, manufacturing, engineering, offices    78,000    leased(1)
Arlington, MA, USA...... Marketing, sales, manufacturing, engineering, offices    32,000    leased(2)
Bedford, MA, USA........ Marketing, sales, manufacturing, engineering, offices    50,000    leased(3)
Simi Valley, CA, USA.... Marketing, sales, manufacturing, engineering, offices    41,000     owned
Simi Valley, CA, USA.... Manufacturing                                            21,000    leased(4)
Ann Arbor, MI, USA...... Marketing, sales, engineering, offices                   15,000    leased(5)
Indianapolis, IN, USA... Marketing, sales, manufacturing, engineering, offices    12,000    leased(6)

--------
(1) Lease expires in 2007, with two 5-year renewal options.

(2) Lease expires in 2000, with one 2-year renewal option.

(3) Lease expires in 2003, with one 3-year renewal option.

(4) Lease expires in 1998, with one 3-year renewal option.

(5) Lease expires in 2001, with two 3-year renewal options.

(6) Lease expires in 2001, with one 5-year renewal option.

  Additional sales and service offices are located in Japan, Germany, France, Italy, the United Kingdom, Hong Kong, Korea, Taiwan, Singapore, Malaysia and other locations in the United States. These additional marketing and sales offices are in leased facilities occupying approximately 25,000 square feet in the aggregate.

  The Company believes that additional manufacturing facilities will be required within the next two years and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

  View Engineering v. Robotic Vision Systems, Inc. USDC Case No. 95-1882. On or about March 24, 1995, View Engineering, Inc. ("View") filed a complaint against Robotic Vision Systems, Inc. ("RVSI") seeking declaratory relief that
(i) U.S. Patent No. 4,328,147 (" '147") held by RVSI was invalid and (ii) View had not infringed this patent. RVSI counterclaimed against View for alleged trade libel and patent infringement on the "147 patent and on seven additional patents, seeking a judgment that View had infringed upon one or more claims of each of the eight patents. After View challenged the merits of RVSI's case, RVSI dropped its infringement claims involving five of the eight patents and did not pursue the claim of trade libel. In June, 1996, the Federal District Court granted View a summary judgment on non-infringement with respect to the three remaining patents and granted, in part, its motion for reimbursement of attorneys' fees under Rule 11. The summary judgment and the Rule 11 sanctions were appealed by RVSI. In July 1997, the summary judgment in favor of View was upheld and affirmed by the United States Court of Appeals for the Federal Circuit. The Rule 11 sanctions were remanded back to the District Court to determine the amount of fees due to View.

  Robotic Vision Systems, Inc. v. View Engineering, Inc. USDC Case No. 95-7441. On or about October 31, 1995, RVSI filed a complaint for patent infringement against View alleging infringement of U.S. Patent No. 5,463,227 and seeking damages allegedly caused by View's infringement. RVSI's requests for a temporary restraining order and a preliminary injunction were denied. In March 1996, View obtained a summary judgment on the first of RVSI's claims; and RVSI has dismissed the other claims. RVSI appealed the summary judgment. In April 1997, the United States Court of Appeals for the Federal Circuit returned the issue to the District Court for further discovery. A trial date has been set for August 3, 1998.

  Robotic Vision Systems, Inc. v. View Engineering Inc. USDC Case No. 96-2288. On or about April 1, 1996, RVSI filed a complaint for patent infringement against View alleging infringement of U.S. Patent No. 5,465,152. During 1997, View was denied its motion for summary judgment for noninfringement and for invalidity. A trial commenced in December 1997 and concluded in January 1998. A briefing schedule has been set, and final arguments are scheduled for March 30, 1998.

  Robotic Vision Systems, Inc. v. General Scanning Inc. USDC Case No. 96-3884. On or about August 5, 1996, RVSI filed an action claiming that the Company improperly obtained proprietary information from RVSI for the purpose of acquiring View and thwarting RVSI's attempts to acquire View. RVSI is seeking compensatory and punitive damages in an unspecified amount. In September 1997, the United States District Court for the Eastern District of New York, pursuant to a motion for summary judgment filed by General Scanning, dismissed four of RVSI's six claims. In January 1998, the District Court, responding to a motion by RVSI, readmitted one of the claims originally dismissed in the summary judgment. A trial is scheduled for May 4, 1998.

  Electro Scientific Industries, Inc. v. General Scanning Inc. USDC Case No. C-96-04628. On or about December 26, 1996, Electro Scientific Industries, Inc. ("Electro Scientific") filed a complaint for patent infringement against the Company alleging infringement of U.S. Patent Nos. 5,265,114 and 5,473,624. Electro Scientific is seeking temporary and permanent restraining orders, compensatory and punitive damages in an unspecified amount, and attorneys' fees, costs and disbursements. The Company has filed an answer and counterclaim to this complaint. In November 1997, the Company filed a motion for summary judgment on the grounds that the patents are invalid. A hearing is scheduled for February 24, 1998.

  General Scanning Inc. v. Voxel Pursuant to the dispute resolution provision of a development agreement between Voxel and the Company, General Scanning is seeking through binding arbitration recovery of monies for work performed as well as lost profits on future production. Voxel counterclaimed seeking recovery of lost profits. The arbitration hearing was concluded in January 1998. Following post trial submissions, a decision is expected in the spring of 1998.

  The Company believes that RVSI's, Electro Scientific's and Voxel's claims in each of the above actions are without merit and the Company is vigorously defending these precedings. However, if RVSI, Electro Scientific or Voxel prevails on one or more of its claims, there could be a material adverse effect on the Company's business, financial condition or operating results.

  The Company is routinely involved in litigation incidental to its business, although the Company is not aware of any other pending litigation which, if adversely determined, could materially and adversely affect its business.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1997.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the names, ages and positions of the current executive officers of the Company and the principal occupations held by each person named for at least the past five years.

   NAME                     AGE                  POSITION WITH THE COMPANY
   ----                     ---                  -------------------------
   Charles D. Winston......  56 President, Chief Executive Officer and Director
   Victor H. Woolley.......  55 Vice President, Chief Financial Officer, Treasurer and Clerk
   Gregory S. Baletsa......  44 Vice President and General Manager of the
                                 Recorder Products Division
   Michael R. Kampfe.......  48 Vice President and General Manager of the
                                 Optical Scanning Products Division
   Victor Sabella..........  53 Vice President and General Manager of the
                                 Industrial Laser Products Division
   Thomas R. Swain.........  52 Vice President and General Manager of the
                                 View Engineering Division
   Joseph A. Verderber.....  59 Vice President and General Manager of the
                                 Laser Systems Division

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

  Victor H. Woolley has been Vice President and Chief Financial Officer of the Company since August 1995. From 1986 to 1995, Mr. Woolley was Vice President and Chief Financial Officer of Sepracor Inc., a public company involved in the manufacture of systems, medical devices and consumables for the biotechnology and pharmaceutical industries, as well as conducting research in drug development.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

  General Scanning's common stock, $0.01 par value ("Common Stock"), has been traded on the Nasdaq National Market under the symbol GSCN since September 22, 1995. Prior to September 22, 1995 the Company's Common Stock was not publicly traded.

  The following table sets forth, for the periods indicated, the high and low prices per share of the Common Stock as reported by the Nasdaq National Market.

                                    1995            1996             1997
                               --------------- --------------- -----------------
                                HIGH     LOW    HIGH     LOW     HIGH     LOW
                               ------- ------- ------- ------- -------- --------
   First Quarter..............                 $15 3/4 $ 8 7/8 $13 9/16 $ 8 5/8
   Second Quarter.............                 $25 1/4 $12 3/4 $15 7/8  $ 6 7/8
   Third Quarter.............. $13 3/4 $11 1/4 $18 1/4 $ 9 1/2 $35 3/4  $13 1/2
   Fourth Quarter............. $13     $ 8     $13 3/8 $ 8 1/2 $34 7/8  $16 5/16

HOLDERS

  On February 10, 1998, the Company had approximately 260 stockholders of record. Since many shares of Common Stock are registered in "nominee" or "street" name, the Company estimates that the total number of beneficial owners approximates 3,000.

DIVIDENDS

  The Company has never paid cash dividends on its Common Stock. The Company currently intends to reinvest its earnings for use in the business and does not expect to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                      YEAR ENDED DECEMBER 31,
                             ----------------------------------------------
                               1997      1996      1995     1994     1993
                             --------  --------  --------  -------  -------
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales:
  Laser systems and
   components..............  $154,536  $131,867  $103,405  $77,488  $62,994
  Thermal printers.........    26,994    24,666    22,915   20,624   18,821
                             --------  --------  --------  -------  -------
    Total sales............   181,530   156,533   126,320   98,112   81,815
                             --------  --------  --------  -------  -------
Gross profit:
  Laser systems and
   components..............    74,686    60,829    47,861   37,760   29,785
  Thermal printers.........    12,039    10,851    10,061    8,533    7,614
                             --------  --------  --------  -------  -------
    Total gross profit.....    86,725    71,680    57,922   46,293   37,399
                             --------  --------  --------  -------  -------
Operating expenses:
  Research and product
   development.............    22,302    18,400    17,106   13,090   11,208
  Selling, general and
   administrative..........    46,169    39,475    33,091   27,326   21,689
  Acquired in-process
   research and
   development.............    10,600       --        --       --       --
                             --------  --------  --------  -------  -------
    Total operating
     expenses..............    79,071    57,875    50,197   40,416   32,897
                             --------  --------  --------  -------  -------
Income from operations.....     7,654    13,805     7,725    5,877    4,502
Merger (expenses)..........       --     (1,950)      --       --       --
Interest income (expense),
 net.......................       464       272      (682)    (847)    (896)
Foreign exchange
 transaction gains
 (losses)..................      (507)     (159)      331      636      (24)
                             --------  --------  --------  -------  -------
Income before income taxes.     7,611    11,968     7,374    5,666    3,582
Income taxes...............     2,502     5,367     2,803    1,868    1,291
                             --------  --------  --------  -------  -------
Net income.................  $  5,109  $  6,601  $  4,571  $ 3,798  $ 2,291
                             ========  ========  ========  =======  =======
Basic income per common
 share.....................  $   0.42  $   0.56  $   0.48  $  0.52  $  0.31
                             ========  ========  ========  =======  =======
Diluted income per common
 share.....................  $   0.40  $   0.53  $   0.44  $  0.42  $  0.26
                             ========  ========  ========  =======  =======
Weighted average common
 shares outstanding and
 dilutive potential common
 shares....................    12,657    12,476    10,357    9,099    8,863
                             ========  ========  ========  =======  =======
                                            DECEMBER 31,
                             ----------------------------------------------
                               1997      1996      1995      994     1993
                             --------  --------  --------  -------  -------
BALANCE SHEET DATA:
Working capital............  $ 62,663  $ 57,680  $ 52,396  $20,275  $19,725
Total assets...............   115,042    95,573    89,708   49,859   47,732
Long-term obligations......     3,208     3,442     3,102    2,961    6,980
Stockholders' equity.......    78,229    68,289    59,754   27,111   23,216

  In August 1996 the Company acquired View Engineering, Inc. by issuing 1,437,060 shares of General Scanning Inc. common stock in exchange for all of View's outstanding shares of capital stock, accrued preferred dividends and the net value of warrants and options. The transaction was accounted for as a pooling of interests for accounting purposes and, accordingly, the financial statements for the years 1993, 1994 and 1995 were retroactively restated to include the accounts of View.

  On November 28, 1997 the Company acquired the assets of Reel-Tech, Inc. in a transaction that was accounted for as a purchase. Accordingly, the operations of Reel-Tech, Inc. have been included in the consolidated financial statements from the date of acquisition. The purchase price of $14.4 million includes $0.7 million of tangible net assets, $10.6 million of acquired in-process research and development and $3.1 million of goodwill.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  General Scanning is a leading manufacturer of laser systems and components and thermal printers. In 1997, 1996 and 1995, approximately 85%, 84%, and 82%, respectively, of the Company's revenues were derived from sales of laser systems and components and the balance was derived from sales of thermal printers. Sales of laser systems and components in 1997 and in 1996 grew approximately 17% and 28%, respectively, over sales for this segment in the comparable prior periods. Thermal printers sales in 1997 and 1996 grew approximately 9% and 8%, respectively, over the comparable prior periods.

  In November 1997, the Company acquired Reel-Tech, Inc. ("Reel-Tech"), a wholly-owned subsidiary of Data I/O Corporation. The transaction was structured as a purchase of substantially all the assets and the business of Reel-Tech and its subsidiary in Singapore and is being accounted for as a purchase. The operations of Reel-Tech have been included in the consolidated financial statements from the date of acquisition and are not material to comparative prior periods. The purchase price of $14.4 million includes $0.7 million of tangible net assets, $10.6 million of acquired in-process research and development which was recorded as a charge to operations on the date of acquisition and $3.1 million of goodwill. Reel-Tech is an integrator of electronics components handling systems for marking, inspection, sorting and packaging.

  In August 1996, the Company acquired View Engineering, Inc. by issuing 1,437,060 shares of General Scanning Common Stock. The transaction was recorded as a pooling of interests for accounting purposes. Accordingly, the consolidated financial statements include the accounts of View for all periods presented. View employs laser image processing technology to serve applications requiring precision inspection, measurement and process control in several industries.

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

  Product prices have remained relatively stable during the periods covered by this discussion, and price fluctuations did not have a material effect on reported gross profit. A significant portion of sales are made in foreign currencies. Fluctuations in currency exchange rates, particularly in the Japanese yen and European currencies as compared to the U.S. dollar, can impact the Company's sales and expenses, which are reported in U.S. dollars.

  In September 1995, General Scanning raised a net $27.7 million through its initial public offering of 2,585,000 shares of Common Stock including over-allotments.

  The Company has begun to assess issues relating to changes in software and hardware that may be required in the year 2000. Based on its review to date, any costs relating to the year 2000 issue are expected to be immaterial.

  The following table sets forth, for the periods indicated, the percentage of net sales represented by each item reflected in the Company's consolidated statements of income:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            1997   1996   1995
                                                            -----  -----  -----
   Net sales:
     Laser systems and components..........................  85.1%  84.2%  81.9%
     Thermal printers......................................  14.9   15.8   18.1
                                                            -----  -----  -----
       Total sales......................................... 100.0  100.0  100.0
                                                            -----  -----  -----
   Cost of sales:
     Laser systems and components..........................  51.7   53.9   53.7
     Thermal printers......................................  55.4   56.0   56.1
                                                            -----  -----  -----
       Total cost of sales.................................  52.2   54.2   54.1
                                                            -----  -----  -----
   Gross profit:
     Laser systems and components..........................  48.3   46.1   46.3
     Thermal printers......................................  44.6   44.0   43.9
                                                            -----  -----  -----
       Total gross profit..................................  47.8   45.8   45.9
                                                            -----  -----  -----
   Operating expenses:
     Research and product development......................  12.3   11.8   13.5
     Selling, general and administrative...................  25.5   25.2   26.2
     Acquired in-process research and development..........   5.8    --     --
                                                            -----  -----  -----
       Total operating expenses............................  43.6   37.0   39.7
                                                            -----  -----  -----
   Income from operations..................................   4.2    8.8    6.1
   Merger (expenses).......................................   --    (1.2)   --
   Interest income (expense), net..........................   0.3    0.1   (0.5)
   Foreign exchange transaction gains (losses).............  (0.3)  (0.1)   0.2
                                                            -----  -----  -----
   Income before income taxes..............................   4.2    7.6    5.8
   Income taxes............................................   1.4    3.4    2.2
                                                            -----  -----  -----
   Net income..............................................   2.8%   4.2%   3.6%
                                                            =====  =====  =====

RESULTS OF OPERATIONS

  Sales. Total sales increased to $181.5 million in 1997 from $156.5 million in 1996 and $126.3 million in 1995. Sales of laser systems and components increased primarily due to increased unit volume of end-user systems, primarily reflecting growth in demand for the Company's products used in semiconductor production and electronics manufacturing. Secondarily, sales in 1997 increased due to funding by two multinational companies for development of a laser patterning system for use in the manufacture of flat panel displays. The increases in the sales of thermal printers were primarily due to increased unit volume of thermal printers and to the introduction of a new product in the fourth quarter of 1997. International sales, as a percentage of total sales, were 44% in 1997, 41% in 1996 and 47% in 1995.

  Gross Profit. Total gross profit was $86.7 million, or 47.8% of sales, in 1997, $71.7 million, or 45.8% of sales, in 1996 and $57.9 million, or 45.9% of sales, in 1995. Laser systems and components gross profit as a percentage of sales was 48.3%, 46.1% and 46.3% for the years 1997, 1996 and 1995, respectively. The improvement in the laser systems and components gross profit in 1997 was due to 1) improved absorption of labor and manufacturing overhead over increased production volume, and 2) a reduction in material costs due to changes in product mix and cost reductions. Thermal printers gross profit as a percentage of sales was 44.6% in 1997, 44.0% in 1996 and 43.9% in 1995.

  Research and Product Development. Research and product development expenses increased 21% to $22.3 million in 1997 (excluding a one-time expense relating to acquired in-process research and development associated with the acquisition of Reel-Tech) from $18.4 million in 1996 and $17.1 million in 1995. This increase in research and product development expenses was primarily due to the addition of personnel and related costs to support the development of new laser systems and components. Research and product development expenses as a percentage of sales have ranged between approximately 12% to 13% over the past three years. Because the Company believe that the development of new products is vital to its continued success, the Company expects to maintain similar levels of research and development expenses as a percentage of sales over the long term.

  Selling, General and Administrative. Selling, general and administrative expenses were $46.2 million in 1997, $39.5 million in 1996 and $33.1 million in 1995. These increases in selling, general and administrative expenses were primarily due to the addition of sales and marketing personnel and related costs and to additional sales commission expense incurred in supporting increased sales. Additionally, in 1997 legal costs increased as a result of defending various legal proceedings, as discussed in Item 3. to this Form 10-
K. Selling, general and administrative expenses as a percentage of sales have ranged between approximately 25% to 26% over the past three years.

  Acquired in-process research and development. Acquired in-process research and development expense in 1997 of $10.6 million results from an independent appraisal of Reel-Tech's intangible assets acquired.

  Interest. Net interest income was $464 thousand in 1997 compared to $272 thousand in 1996 and net expense of $682 thousand in 1995. These changes primarily reflect interest earned on cash raised in the Company's initial public offering in September 1995 and the repayment of View's revolving credit debt subsequent to View's acquisition by the Company in August 1996.

  Foreign Exchange. Foreign exchange transactions resulted in a loss of $507 thousand in 1997 and $159 thousand in 1996 as compared to a gain of $331 thousand in 1995. The losses in 1997 and 1996 were due primarily to a weakening of the Japanese yen and major European currencies compared to the U.S. dollar at a time when the Company's net receivables denominated in these currencies were not fully hedged.

  Income Tax. The effective income tax rate for the Company was 33% in 1997, 45% in 1996 and 38% in 1995, compared to a United States Federal tax rate of 34%. The Company's effective tax rate for each year was benefited by research and development credits and by deductions associated with the Company's foreign sales corporation. The Company's effective rate for each year was increased by higher tax rates in many of the countries where the Company operates and by state income taxes. The high 1996 rate was the result of (1) a portion of merger expenses not being tax deductible and (2) losses incurred at View prior to the effective date of the merger that could not be used to offset General Scanning's profit for tax purposes. The 1995 rate reflects increased profits in the Company's foreign operations. The Company has provided a valuation allowance against View's net operating loss carryforwards and tax credits due to the uncertainty of their realizability as a result of limitations on their utilization in accordance with certain tax laws and regulations.

  Net Income. Net income was $5.1 million in 1997, $6.6 million in 1996 and $4.6 million in 1995. The decrease in net income in 1997 from 1996 was due to the $10.6 million acquired in-process research and development expense associated with the acquisition of Reel-Tech. The increase in net income in 1996 over 1995, despite one-time merger expenses and an increase in the effective tax rate associated with the acquisition of View, was primarily due to increased sales and a leveraging of operating expenses which grew at a lower rate than did the increase in sales.

  Summary. The Company has experienced, and may continue to experience, fluctuations in operating results due to a variety of factors, including: the rate of growth of the markets for its products; market acceptance of the Company's products and those of its competitors; development and promotional expenses relating to the introduction of new products or new versions of existing products; changes in pricing policies by the Company and its competitors; the timing of the receipt of orders from major customers; the timing of shipments; and economic conditions in markets served by the Company. The Company's expense levels are based, in part, on its expectations as to future sales and, as a result, operating results would be disproportionately affected by a reduction in sales or a failure to meet the Company's sales expectations. The Company believes that its business may be subject to seasonal fluctuations due to capital expenditure approval cycles of its customers.

  The Company's worldwide sales expose the Company to risks relating to economic conditions outside of the United States. The Company believes that recent and ongoing economic turmoil in certain Asian markets may reduce the Company's sales, although it is difficult to measure or predict the precise effect of the Asian situation on the Company's results.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents totaled $8.4 million on December 31, 1997 compared to $17.7 million on December 31, 1996. In the Fall of 1995, the Company raised a net $27.7 million through its initial public offering of 2,585,000 shares of Common Stock, inclusive of 335,000 shares exercised by the underwriters to cover over-allotments.

  A net $3.2 million was provided by operating activities during 1997. Net income of $5.1 million was supplemented by non-cash charges totaling $0.5 million for depreciation, amortization and deferred compensation, net of deferred income taxes and by $10.6 million for acquired in-process research and development, which is included in cash flows used in investing activities. In support of expanded business activity, accounts receivable and inventory increased by $19.9 million offset by an increase in payables and accrued expenses of $7.0 million.

  Cash flows used in investing activities in 1997 include $12.4 million for the acquisition of Reel-Tech, representing cash expended. An additional $2.0 million of consideration for Reel-Tech was represented by the issuance of 75,118 shares of the Company's Common Stock. Investing activities in 1997 also includes capital expenditures of $5.3 million. These expenditures were primarily for the purposes of adding manufacturing capacity, providing equipment for operating efficiencies within the Company's existing facilities and the acquisition and initial installation of a new company-wide information system platform. The Company began to occupy newly leased 78,000 square feet of additional manufacturing, research and office space in December 1997.

  The Company's revolving credit agreement with its lending bank, as amended in 1997, provides for a maximum $20 million revolving credit facility and $6 million in international credit lines. Borrowings under the $20 million revolving credit facility bear interest at the London InterBank Offered Rate (LIBOR) plus one and one-quarter percent or prime, determined at time of borrowing. Borrowings under the international credit lines, of which $4.2 million was outstanding at December 31, 1997, accrue interest at a negotiated rate approximating the prime rate in the applicable country. The agreement requires compliance with certain financial ratios and expires December 31, 1999.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             GENERAL SCANNING INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants..................................  F-2
Consolidated Statements of Income for the years ended December 31, 1997,
 1996 and 1995............................................................  F-3
Consolidated Balance Sheets as of December 31, 1997 and 1996..............  F-4
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, 1996 and 1995.........................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1996 and 1995......................................................  F-6
Notes to Consolidated Financial Statements................................  F-7
Supplementary Financial Information (Quarterly Financial Information for
 1997 and 1996, unaudited)................................................ F-20

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of General Scanning Inc.:

  We have audited the accompanying consolidated balance sheets of General Scanning Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Scanning Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
February 2, 1998

                             GENERAL SCANNING INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1997         1996         1995
                                         -----------  -----------  -----------
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales:
  Laser systems and components.......... $   154,536  $   131,867  $   103,405
  Thermal printers......................      26,994       24,666       22,915
                                         -----------  -----------  -----------
    Total sales.........................     181,530      156,533      126,320
                                         -----------  -----------  -----------
Cost of sales:
  Laser systems and components..........      79,850       71,038       55,544
  Thermal printers......................      14,955       13,815       12,854
                                         -----------  -----------  -----------
    Total cost of sales.................      94,805       84,853       68,398
                                         -----------  -----------  -----------
Gross profit:
  Laser systems and components..........      74,686       60,829       47,861
  Thermal printers......................      12,039       10,851       10,061
                                         -----------  -----------  -----------
    Total gross profit..................      86,725       71,680       57,922
                                         -----------  -----------  -----------
Operating expenses:
  Research and product development......      22,302       18,400       17,106
  Selling, general and administrative...      46,169       39,475       33,091
  Acquired in-process research and
   development..........................      10,600          --           --
                                         -----------  -----------  -----------
    Total operating expenses............      79,071       57,875       50,197
                                         -----------  -----------  -----------
Income from operations..................       7,654       13,805        7,725
Merger (expenses).......................         --        (1,950)         --
Interest income (expense), net..........         464          272         (682)
Foreign exchange transaction gains
 (losses)...............................        (507)        (159)         331
                                         -----------  -----------  -----------
Income before income taxes..............       7,611       11,968        7,374
Income taxes............................       2,502        5,367        2,803
                                         -----------  -----------  -----------
Net income.............................. $     5,109  $     6,601  $     4,571
                                         ===========  ===========  ===========
Basic income per common share........... $      0.42  $      0.56  $      0.48
                                         ===========  ===========  ===========
Diluted income per common share......... $      0.40  $      0.53  $      0.44
                                         ===========  ===========  ===========
Weighted average common shares
 outstanding and dilutive potential
 common shares.......................... 12,656,763   12,476,237   10,357,287
                                         ===========  ===========  ===========


                            See accompanying notes.

                             GENERAL SCANNING INC.

                          CONSOLIDATED BALANCE SHEETS

                                                        AS OF DECEMBER 31,
                                                       --------------------
                                                         1997       1996
                                                       ---------  ---------
                                                          (IN THOUSANDS,
                                                        EXCEPT SHARE DATA)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents........................... $   8,418  $ 17,655
  Accounts receivable, less allowance of $1,203 in
   1997 and $867 in 1996..............................    44,425    32,213
  Inventories.........................................    34,051    26,051
  Deferred income taxes...............................     7,857     4,022
  Other current assets................................     1,517     1,581
                                                       ---------  --------
    Total current assets..............................    96,268    81,522
                                                       ---------  --------
Property, plant and equipment, net....................    14,611    12,922
Other assets..........................................       437       428
Intangible assets, net of amortization of $1,863 in
 1997 and $1,753 in 1996..............................     3,726       701
                                                       ---------  --------
                                                       $ 115,042  $ 95,573
                                                       =========  ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Notes payable to banks and current portion of long-
   term debt.......................................... $   4,169  $  3,030
  Current portion of deferred compensation............       582       --
  Accounts payable....................................    12,775     7,025
  Accrued expenses....................................    16,079    13,787
                                                       ---------  --------
    Total current liabilities.........................    33,605    23,842
                                                       ---------  --------
Long-term debt due after one year.....................     1,530     1,549
Deferred compensation, less current portion...........     1,678     1,893
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   1,000,000 shares; issued and outstanding--none.....       --        --
  Common stock, $.01 par value; authorized 15,000,000
   shares; issued 12,791,796 in 1997 and 12,245,655 in
   1996...............................................       128       122
  Additional paid-in capital..........................    48,788    43,657
  Retained earnings...................................    30,794    25,685
  Cumulative translation adjustment...................      (892)     (587)
  Treasury stock, at cost; 366,073 shares in 1997 and
   365,995 shares in 1996.............................      (589)     (588)
                                                       ---------  --------
    Total stockholders' equity........................    78,229    68,289
                                                       ---------  --------
                                                       $ 115,042  $ 95,573
                                                       =========  ========


                            See accompanying notes.

                             GENERAL SCANNING INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                           COMMON STOCK
                          --------------- ADDITIONAL          CUMULATIVE  TREASURY STOCK
                                 $.01 PAR  PAID-IN   RETAINED TRANSLATION ----------------
                          SHARES  VALUE    CAPITAL   EARNINGS ADJUSTMENT  SHARES    COST
                          ------ -------- ---------- -------- ----------- -------- -------
                                                  (IN THOUSANDS)
Balance, December 31,
 1994...................   9,228   $ 92    $13,286   $14,513     $(192)      (366) $  (588)
Net income..............     --     --         --      4,571       --         --       --
Issuance of common
 stock..................   2,585     26     27,714       --        --         --       --
Stock option and warrant
 exercises, including
 tax effects............     155      1        587       --        --         --       --
Cumulative translation
 adjustment.............     --     --         --        --       (256)       --       --
                          ------   ----    -------   -------     -----     ------  -------
Balance, December 31,
 1995...................  11,968    119     41,587    19,084      (448)      (366)    (588)
Net income..............     --     --         --      6,601       --         --       --
Stock option and warrant
 exercises, including
 tax effects............     278      3      2,070       --        --         --       --
Cumulative translation
 adjustment.............     --     --         --        --       (139)       --       --
                          ------   ----    -------   -------     -----     ------  -------
Balance, December 31,
 1996...................  12,246    122     43,657    25,685      (587)      (366)    (588)
Net income..............     --     --         --      5,109       --         --       --
Stock option and warrant
 exercises, including
 tax effects............     471      5      3,132       --        --         --       --
Fractional shares from
 View Engineering, Inc.
 merger.................     --     --         --        --        --         --        (1)
Shares issued in
 acquiring
 Reel-Tech, Inc.........      75      1      1,999       --        --         --       --
Cumulative translation
 adjustment.............     --     --         --        --       (305)       --       --
                          ------   ----    -------   -------     -----     ------  -------
Balance, December 31,
 1997...................  12,792   $128    $48,788   $30,794     $(892)      (366) $  (589)
                          ======   ====    =======   =======     =====     ======  =======



                            See accompanying notes.

                             GENERAL SCANNING INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................... $  5,109  $ 6,601  $ 4,571
Adjustments to reconcile net income to net cash
 provided by
 (used in) operating activities--
  Acquired in-process research and development.....   10,600      --       --
  Depreciation and amortization....................    3,941    3,180    1,984
  Deferred compensation............................      367      347      319
  Deferred income taxes............................   (3,837)    (646)    (460)
Changes in current assets and liabilities, net of
 effects of
 Reel-Tech, Inc. acquisition--
  Accounts receivable..............................  (13,659)  (9,444)  (4,194)
  Inventories......................................   (6,271)  (1,119)  (9,104)
  Other current assets.............................      (42)       2   (1,111)
  Accounts payable and accrued expenses............    6,977     (592)   4,520
                                                    --------  -------  -------
Net cash provided by (used in) operating
 activities........................................    3,185   (1,671)  (3,475)
                                                    --------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Reel-Tech, Inc.(1).....................  (12,446)     --       --
Additions to property, plant and equipment, net....   (5,335)  (6,902)  (2,596)
Decrease (increase) in other assets................       20       15      (67)
                                                    --------  -------  -------
Net cash (used in) investing activities............  (17,761)  (6,887)  (2,663)
                                                    --------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to banks and others....   16,662   13,633    2,464
(Payments) on notes payable to banks and others....  (15,087) (15,567)     --
Net (payments) on long-term debt...................      (19)      (7)    (178)
Net proceeds from issuance of common stock.........      --       --    27,740
Stock option and warrant exercises, including tax
 effects...........................................    3,136    2,073      588
                                                    --------  -------  -------
Net cash provided by financing activities..........    4,692      132   30,614
                                                    --------  -------  -------
Effect of exchange rate changes on cash and cash
 equivalents.......................................      647      386     (143)
Increase (decrease) in cash and cash equivalents...   (9,237)  (8,040)  24,333
Cash and cash equivalents, beginning of period.....   17,655   25,695    1,362
                                                    --------  -------  -------
Cash and cash equivalents, end of period........... $  8,418  $17,655  $25,695
                                                    ========  =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest......................................... $    478  $   862  $ 1,064
                                                    ========  =======  =======
  Income taxes..................................... $  4,485  $ 4,834  $ 2,540
                                                    ========  =======  =======
(1) Acquisition of Reel-Tech, Inc.:
Net assets and in-process research and development
 acquired.......................................... $(14,446) $   --   $   --
Issuance of common stock...........................    2,000      --       --
                                                    --------  -------  -------
Net cash used to acquire business.................. $(12,446) $   --   $   --
                                                    ========  =======  =======

                            See accompanying notes.

                               GENERAL SCANNING

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. SIGNIFICANT ACCOUNTING POLICIES

 Nature of operations

  General Scanning Inc. develops, manufactures and sells its products on a worldwide basis through two industry segments: laser systems and components; and thermal printers. The laser systems and components segment provides products for a wide range of applications in the automotive, electronics, semiconductor, medical and aircraft industries. The Company's core technological expertise which is employed in each of these applications is high speed micropositioning and precise power control of lasers, as well as 2D and 3D image processing. The thermal printer segment provides a line of thermal printers for the medical industry.

 Basis of presentation

  The consolidated financial statements include the accounts of General Scanning Inc. and its wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation. The Company's 50% joint venture in the United Kingdom, which had been accounted for by the equity method, was fully acquired on December 31, 1995 in a purchase transaction. The acquisition was not material to the Company's operations.

  On November 28, 1997, the Company acquired the assets of Reel-Tech, Inc. for $14.4 million, which consisted of $12.4 million of cash and 75,118 shares of General Scanning Inc. common stock. Reel-Tech is an integrator of electronics components handling systems for marking, lead inspection, parts sorting and parts packaging. The transaction was accounted for as a purchase for accounting purposes and, accordingly, the operations of Reel-Tech have been included in the consolidated financial statements from the date of acquisition. Acquired in-process research and development of $10.6 million charged against income in 1997 results from an independent appraisal of Reel-Tech's intangible assets acquired. Goodwill arising from the transaction of $3.1 million is being amortized on a straight-line basis over a 10 year period. Results of operations would not have changed materially for 1997 or 1996 if Reel-Tech had been acquired on January 1, 1996.

                             GENERAL SCANNING INC.

  In August 1996, the Company acquired View Engineering, Inc. ("View") by issuing 1,437,060 shares of General Scanning Inc. common stock (after giving effect to certain adjustments at the closing) in exchange for all of View's outstanding shares of capital stock, accrued preferred dividends and the net value of warrants and options. View uses laser image processing technology to serve applications requiring precision inspection, measurement and process control. The transaction has been accounted for as a pooling of interests for accounting purposes and, accordingly, the accompanying consolidated financial statements have been retroactively restated to include the accounts of View for all periods presented. Merger expenses include primarily brokers' fees and legal and accounting costs. The following is a reconciliation of certain restated amounts with amounts previously reported.

                                                                       1995
                                                                  --------------
                                                                  (IN THOUSANDS)
     Sales:
       General Scanning Inc......................................    $101,819
       View Engineering, Inc.....................................      24,501
                                                                     --------
         As restated.............................................    $126,320
                                                                     ========
     Net income:
       General Scanning Inc......................................    $  6,009
       View Engineering, Inc.....................................      (1,438)
                                                                     --------
         As restated.............................................    $  4,571
                                                                     ========
     Diluted income per common share:
       General Scanning Inc......................................    $   0.67
       View Engineering, Inc.....................................       (0.23)
                                                                     --------
         As restated.............................................    $   0.44
                                                                     ========

 Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Risks and uncertainties

  The Company has experienced, and may continue to experience, fluctuations in operating results due to a variety of factors, including: the rate of growth of the markets for laser systems and components and thermal printers; market acceptance of the Company's products and those of its competitors; development and promotional expenses relating to the introductions of new products or new versions of existing products; changes in pricing policies by the Company and its competitors; the timing of the receipt of orders from major customers; the timing of shipments and economic conditions in foreign markets.

  Certain of the components and materials included in the Company's laser systems and optical products are currently obtained from single source suppliers. There can be no assurance that a disruption of this outside supply would not create substantial manufacturing delays and additional cost to the Company.

 Cash and cash equivalents

  Cash and cash equivalents include cash in banks and highly liquid investments having original maturity dates not exceeding three months. The investments are stated at cost, which approximates their fair value. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents.

                             GENERAL SCANNING INC.

 Inventories

  Inventories, which include materials and conversion costs, are stated at the lower of cost (primarily first-in, first-out) or market. Inventories consist of the following:

                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
                                                                  (IN THOUSANDS)
     Purchased parts............................................ $14,992 $12,572
     Work-in-process............................................   8,127   5,341
     Finished goods.............................................  10,932   8,138
                                                                 ------- -------
     Total inventory............................................ $34,051 $26,051
                                                                 ======= =======

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

  Foreign exchange forward contracts and local currency borrowings are used to reduce the impact of certain foreign currency balance sheet fluctuations. Gains and losses from the forward contracts that are not hedges of firm commitments are accrued at each balance sheet date and included in the Consolidated Statements of Income as foreign exchange transaction gains (losses). At December 31, 1997, the Company had such contracts to exchange foreign currencies (yen, French francs and Deutsche marks) for U.S. dollars totaling $4,200,000 maturing through May 1998.

  In certain circumstances, the Company enters into foreign exchange forward contracts to reduce the impact of foreign currency fluctuations arising from foreign currency denominated customer sales. Gains and losses on these contracts are deferred until the contract matures. At December 31, 1997, 1996 and 1995 there were no such contracts.

  To the extent the Company utilizes foreign exchange forward contracts, it purchases them from major financial institutions for terms that have not exceeded six months.

 Income per share of common stock

  In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, effective December 15, 1997. Amounts reported herein for 1996 and 1995 as "Diluted income per common share" are the same as those reported prior as "Net income per common and common equivalent share outstanding." Basic income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the year. For diluted income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

                             GENERAL SCANNING INC.

  Common and common share equivalent share disclosures are:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                             1997   1996   1995
                                                            ------ ------ ------
                                                               (IN THOUSANDS)
     Weighted average common shares outstanding...........  12,065 11,774  9,608
     Dilutive potential common shares.....................     592    702    749
                                                            ------ ------ ------
     Diluted common shares................................  12,657 12,476 10,357
                                                            ====== ====== ======
     Options and warrants excluded from diluted income per
      common share as their effect would be antidilutive..     104     76      2
                                                            ====== ====== ======

 Revenue recognition

  The Company recognizes product revenues generally at the later of the time of shipment or when substantially all terms and conditions of the sale have been met. For certain long-term contracts, revenues and profits are recognized using the percentage-of-completion method. The Company provides for estimated warranty costs at the time of revenue recognition.

 Research and product development expense

  Expenditures for research and development of products and manufacturing processes are expensed as incurred.

 Interest

  Interest income in 1997 and 1996 is net of $498,000 and $845,000 of interest expense, respectively, and interest expense in 1995 is net of $373,000 of interest income.

 Impairment of long-lived assets

  The Company periodically assesses the realizability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Based on its review, the Company does not believe that any material impairment of its long-lived assets has occurred.

2. INTANGIBLE ASSETS

  Purchase price in excess of the fair market value of assets acquired, including in-process research and development, is recorded as intangible assets. Such assets arising from the acquisition of the minority interest in Teradyne Laser Systems, Inc. in 1991 are being amortized on a straight-line basis over their estimated useful lives of from 3 to 15 years. Goodwill arising in connection with the acquisition of the assets of Reel-Tech, Inc. in 1997 is being amortized on a straight-line basis over 10 years. Amortization expense was $109,000 in 1997 and $84,000 in 1996 and 1995.

                             GENERAL SCANNING INC.

3. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
     Cost:
     Land, buildings and improvements......................... $13,134  $10,936
     Machinery and equipment..................................  28,955   26,271
                                                               -------  -------
       Total cost.............................................  42,089   37,207
     Accumulated depreciation................................. (27,478) (24,285)
                                                               -------  -------
       Net property, plant and equipment...................... $14,611  $12,922
                                                               =======  =======

4. ACCRUED EXPENSES

  Accrued expenses consists of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
     Accrued compensation and benefits......................... $ 8,448 $ 6,701
     Income taxes..............................................   3,404   3,893
     Other.....................................................   4,227   3,193
                                                                ------- -------
       Total accrued expenses.................................. $16,079 $13,787
                                                                ======= =======

5. DEBT

 Notes payable to banks and current portion of long-term debt

  Notes payable to banks and current portion of long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
     Lines of credit............................................. $4,150 $3,013
     Current portion of long-term debt...........................     19     17
                                                                  ------ ------
       Total..................................................... $4,169 $3,030
                                                                  ====== ======

  The Company's revolving credit agreement with its lending bank was amended on November 28, 1997. Under its amended terms, the agreement provides for borrowings of up to $20,000,000 and will expire on December 31, 1999. Interest on outstanding borrowings is charged at the London InterBank Offered Rate (LIBOR) plus 1.25% or prime, determined at the time of borrowing. No such debt was outstanding at December 31, 1997. A commitment fee of 3/8% per annum is paid quarterly in arrears on the unused portion. Among other restrictions, the agreement requires a minimum level of tangible net worth and compliance with certain financial ratios.

  Under the terms of the revolving credit agreement, the Company's foreign operations may borrow up to a maximum of $6,000,000 under lines of credit. Such debt outstanding at December 31, 1997 was denominated in yen with a weighted average interest rate of 1.6%.

                             GENERAL SCANNING INC.

 Long-term debt

  Long-term debt consists of a mortgage payable at 10 3/8% interest, collateralized by certain land and building. Interest and principal are payable at $14,906 per month until maturity in February 2000, at which time the remaining principal of $1,507,516 will be payable. The portion of principal payable within one year, which is included in current liabilities, is $19,000.

 Fair value of financial instruments

  SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the year-end fair value of significant financial instruments, including debt. The Company believes, based upon current terms, that the carrying value of its debt approximates its fair value.

6. DEFERRED COMPENSATION

  Officers and certain employees may defer payment of their compensation until termination of employment or later. Interest on the outstanding balance is credited quarterly at the prime rate. The portion of deferred compensation estimated to be due within one year is included in current liabilities.

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

 Preferred stock

  In August 1995, the stockholders approved an amendment to the Articles of Organization which authorizes 1,000,000 shares of preferred stock, $.01 par value. The preferred stock is divisible and issuable into one or more series. The rights and preferences of the different series may be established by the Board of Directors without further action by the stockholders. The Board of Directors is authorized, with respect to each series, to fix and determine, among other things, (i) the dividend rate, (ii) the liquidation preference,
(iii) whether such shares will be convertible into, or exchangeable for, any other securities and (iv) whether such shares will have voting rights and, if so, the conditions under which such shares will vote as a separate class.

 Shareholder rights plan

  On April 30, 1997, the Board of Directors adopted a Shareholders Rights Plan ( the "Plan") and declared a dividend distribution, payable on May 1, 1997, of one preferred share purchase right under the Plan (each a "Right") for each outstanding share of common stock of the Company. Under the Plan, each Right, when exercisable, entitles the holder to purchase from the Company one ten-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $70 per one ten-thousandth of a Preferred Share, subject to adjustment and to certain exceptions. The value of the one ten-thousandth interest in a share of Preferred Stock purchasable upon exercise of each Right is intended to approximate the value of one share of common stock.

                             GENERAL SCANNING INC.

  The rights are not exercisable and cannot be transferred separately from the common stock until the first to occur of (a) 10 business days after a public announcement that a person or group of affiliated or associated persons (excluding certain persons and groups) has acquired beneficial ownership of 20% or more of the outstanding common stock (the date of such an announcement, a "Shares Acquisition Date"), or (b) 10 business days (subject to extension by the Board) after the start or announcement of a tender or exchange offer, the consummation of which would result in beneficial ownership by a person or group of 20% or more of the outstanding common stock.

  Prior to the earlier of (a) the tenth day after the Shares Acquisition Date, or (b) the expiration of the Rights, the Company may under certain circumstances redeem the Rights at a price of $0.001 per Right. In certain cases a Right will entitle the holder to purchase common stock of the Company or an acquiring company having a value of two times the exercise price of the Right. Under certain conditions the Company may exchange the Rights for common stock or preferred stock. The Rights expire on May 1, 2007 unless they are redeemed by the Company.

  So long as the Rights are not transferable separately from the common stock, the Company will issue one Right with each new share of common stock issued. The Rights could have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors.

 Stock options

  The 1992 Stock Option Plan, as amended in August 1995, provides for the issuance of nonqualified and incentive stock options to purchase up to 1,000,000 shares of the Company's common stock, of which 175,611 were available for future grant at December 31, 1997. Under this plan, options are granted at the fair value per share as determined by the Board of Directors at the date of grant. Outstanding options vest over periods of three or four years beginning on the date of grant and expire ten years from the date of grant. The Company's 1981 Stock Option Plan has terminated; however, options to purchase 197,160 shares of common stock were outstanding under the 1981 Plan at December 31, 1997.

  During 1995, the Financial Accounting Standards Board issued SFAS No. 123, which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value based method of accounting defined in the Statement had been applied.

                             GENERAL SCANNING INC.

  The Company has elected to account for its stock-based compensation plans under APB 25, under which immaterial amounts of compensation have been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below. Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

                                                             1997   1996   1995
                                                            ------ ------ ------
     Net income (thousands):
       As reported......................................... $5,109 $6,601 $4,571
       Pro forma........................................... $4,410 $6,354 $4,483
     Diluted income per share:
       As reported......................................... $ 0.40 $ 0.53 $ 0.44
       Pro forma........................................... $ 0.35 $ 0.51 $ 0.43

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5% (6.3% in 1996 and 1995), expected dividend yield of zero, expected lives of 4 years upon vesting and expected volatility of 50%.

  Stock option activity for the years ended December 31, 1995, 1996 and 1997 is presented below. The weighted average fair value of options granted was $6.74 in 1997 and $4.47 in 1996.

                                                                       WTD. AVG.
                                                             OPTIONS   EX. PRICE
                                                            ---------  ---------
     Outstanding at December 31, 1994...................... 1,120,660   $ 2.38
     Granted...............................................   116,064     6.30
     Exercised.............................................  (155,000)    2.29
     Canceled..............................................      (750)    2.36
                                                            ---------   ------
     Outstanding at December 31, 1995...................... 1,080,974     2.81
     Granted...............................................   166,250    14.33
     Exercised.............................................  (212,810)    2.32
     Canceled..............................................    (6,250)    7.65
                                                            ---------   ------
     Outstanding at December 31, 1996...................... 1,028,164     4.75
     Granted...............................................   287,000    14.78
     Exercised.............................................  (449,523)    2.71
     Canceled..............................................   (11,065)   10.97
                                                            ---------   ------
     Outstanding at December 31, 1997......................   854,576   $ 9.10
                                                            =========   ======
     Exercisable at December 31, 1997......................   462,335   $ 5.87
                                                            =========   ======

  Additional information regarding the options outstanding at December 31, 1997 follows:

  RANGE OF               NO. OF    WTD. AVG.      WTD. AVG.      NUMBER      WTD. AVG.
EXERCISE PRICES          OPTIONS EXERCISE PRICE REMAINING LIFE EXERCISABLE EXERCISE PRICE
---------------          ------- -------------- -------------- ----------- --------------
$ 1.75-$ 2.36........... 241,910     $ 2.29       2.8 years      227,660       $ 2.29
$ 2.50-$12.09........... 212,956     $ 5.70       7.0 years      131,515       $ 4.82
$13.38.................. 222,910     $13.38       9.4 years       41,390       $13.38
$15.00-$32.63........... 176,800     $17.10       9.0 years       61,770       $16.29

                             GENERAL SCANNING INC.

 Warrants

  The Company has issued warrants for the purchase of common stock to the nonemployee members of the Board of Directors. Warrants issued through 1995 vested over periods of three or four years, beginning on the date of grant, and expire ten years from the date of grant. In 1996, 65,000 of such warrants were exercised at prices ranging from $1.75 to $2.50 per share and in 1997, 17,500 of such warrants were exercised at $1.75 per share. At December 31, 1997, 37,500 of such warrants, all of which are exercisable, remain outstanding at exercise prices ranging from $2.36 to $2.50 per share.

  During 1995, the stockholders adopted the 1995 Directors' Warrant Plan and reserved 100,000 shares for future issuance of warrants to nonemployee Directors under the Plan. The exercise price of such warrants is the fair market value per share as determined by a committee of the Board of Directors at the date of grant. The warrants are subject to vesting as determined by such committee and expire ten years from the date of grant. In 1996, 8,000 such warrants were granted at an exercise price of $20.75 per share and in 1997 8,000 such warrants were granted at an exercise price of $13.00 per share. In 1997, 4,000 warrants were exercised at prices ranging from $13.00 to $20.75 per share. At December 31, 1997, 12,000 of such warrants, all of which are exercisable, remain outstanding at exercise prices ranging from $13.00 to $20.75 per share.

8. BENEFIT PLANS

 Employee Stock Ownership Plan

  Under the Employee Stock Ownership Plan (ESOP) established in 1989, Company contributions were in the form of cash or common stock and were allocated to eligible employees based on their relative compensation. The ESOP was terminated effective December 31, 1995 and the plan assets have been distributed to plan participants. Company contributions to the ESOP were $367,000 in 1995.

 Defined contribution plans

  The Company has an employee savings defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code under which contributions may be made by its domestic employees. The Company matches the contributions of participating employees on the basis of the percentages specified in the plan. Company matching contributions to the plan were $1,379,000, $1,080,000 and $488,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

9. INCOME TAXES

  The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the currently enacted tax rates.

  The components of income before income taxes for the years ended December 31 are as follows:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                           ---------------------
                                                            1997   1996    1995
                                                           ------ ------- ------
                                                              (IN THOUSANDS)
     United States........................................ $3,860 $10,348 $5,245
     Foreign..............................................  3,751   1,620  2,129
                                                           ------ ------- ------
       Total.............................................. $7,611 $11,968 $7,374
                                                           ====== ======= ======

                             GENERAL SCANNING INC.

  The provision for income taxes for the years ended December 31 consists of the following:

                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
                                                            (IN THOUSANDS)
     Current:
     Federal and State.................................. $4,165  $5,209  $2,200
     Foreign............................................  2,174     804   1,292
                                                         ------  ------  ------
       Total current....................................  6,339   6,013   3,492
     Deferred........................................... (3,837)   (646)   (689)
                                                         ------  ------  ------
       Total............................................ $2,502  $5,367  $2,803
                                                         ======  ======  ======

  The income tax provision for the years ended December 31 is different from that which would be computed by applying the U.S. federal income tax rate to income before taxes as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------   -------   -------
     U.S. federal statutory tax rate............      34.0 %    34.0 %    34.0 %
     State income taxes, net....................       6.0 %     3.9 %     3.9 %
     Foreign sales corporation..................      (5.0)%    (3.0)%    (4.1)%
     Research and development credits...........     (10.5)%    (3.3)%    (6.6)%
     Foreign tax rate differential..............      12.5 %     2.1 %     1.0 %
     View Engineering merger expenses not
      deductible for tax purposes...............       --        4.0 %     --
     Change in valuation allowance for View pre-
      acquisition losses........................      (6.0)%     6.8 %
     Other, net.................................       1.9 %     0.3 %     9.8 %
                                                  --------   -------   -------
       Effective tax rate.......................      32.9 %    44.8 %    38.0 %
                                                  ========   =======   =======

  Significant components of deferred income tax assets as of December 31 are as follows:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
     Deferred compensation.................................... $   814  $   700
     Vacation and sick pay benefit............................     576      496
     Inventory valuation......................................   1,577    2,020
     Warranty costs...........................................     357      299
     Depreciation.............................................    (260)    (298)
     Operating loss and tax credit carryforwards..............   2,248    2,673
     Acquired in-process research and development.............   3,816      --
     Accounts receivable valuation............................     356      210
     Other....................................................     621      595
                                                               -------  -------
       Total deferred income tax assets.......................  10,105    6,695
     Less valuation allowance.................................  (2,248)  (2,673)
                                                               -------  -------
       Net deferred income tax assets......................... $ 7,857  $ 4,022
                                                               =======  =======

                             GENERAL SCANNING INC.

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

10. COMMITMENTS AND CONTINGENCIES

 Operating leases

  The Company leases certain equipment and facilities under operating lease agreements that expire through 2007. The facility leases require the Company to pay real estate taxes and other operating costs. For the years ended December 31, 1997, 1996 and 1995, lease expense was approximately $1,948,000, $1,787,000 and $1,500,000, respectively.

  Minimum lease payments under operating leases expiring subsequent to December 31, 1997 are:

                                                  (IN THOUSANDS)
       1998......................................    $2,219
       1999......................................     1,834
       2000......................................     1,432
       2001......................................     1,020
       2002......................................       847
       Thereafter................................     2,326
                                                     ------
         Total minimum lease payments............    $9,678
                                                     ======

 Recourse receivables

  In Japan, where it is customary to do so, the Company discounts certain notes receivable at a bank with recourse. The Company's maximum exposure was $1,858,000 at December 31, 1997. The fair value of the recourse receivables was not determinable. The Company received cash proceeds relating to the discounted receivables of $5,262,000, $4,144,000 and $7,188,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

 Legal proceedings and disputes

  In August 1996, Robotic Vision Systems, Inc. ("RVSI") commenced an action against General Scanning in the United States District Court for the Eastern District of New York. RVSI claimed that General Scanning improperly obtained proprietary information from RVSI for the purpose of obtaining ownership of View Engineering, Inc. and of thwarting RVSI's attempts to acquire View Engineering. The plaintiff was seeking compensatory and punitive damages in an unspecified amount. In September 1997 and January 1998, that same Court issued a series of decisions on General Scanning's motion for summary judgment. Claims were dismissed for: (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, and (3) violations under the Massachusetts Unfair and Deceptive Business Practices Statute. Claims were not dismissed for: (1) tortious interference with business relations, (2) fraud of confidential business information, and (3) unfair competition in contravention of New York common law. The claims not dismissed, which the Company believes are without merit and is defending vigorously, are expected to result in a jury trial during 1998.

  Voxel, a prior customer of the Company, asserted in December 1996 that the Company may not have met certain product specifications. The Company believes its product has met the necessary specifications. Pursuant to the dispute resolution section in the Development Agreement between Voxel and the Company, the matter

                             GENERAL SCANNING INC.

has been submitted to binding arbitration. Net accounts receivable at December 31, 1997 and 1996 included approximately $1,012,000 and $931,000, respectively, of billed and unbilled amounts due from Voxel. Management believes its case is meritorious and that the amounts due from Voxel are recoverable.

  The Company has certain other contingent liabilities resulting from litigation and claims incidental to its business, including three patent infringement suits relating to products currently sold or expected to be sold by the Company. Management believes that the probable resolution of such contingencies will not have a materially adverse effect on the Company's results of operations or financial position.

11. RELATED PARTY TRANSACTION

  In 1992, the Company's Board of Directors authorized a loan to an officer in the amount of $160,000 as a reimbursement for certain relocation expenses. Under the agreement, as amended, the loan has been forgiven and charged as compensation expense on a pro-rata basis over the five years ending December 31, 1997.

12. SEGMENT INFORMATION

 Industry segment reporting

  Information with respect to the Company's industry segments is set forth in the table below.

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
     Sales to unaffiliated customers:
       Laser systems and components............... $154,536  $131,867  $103,564
       Thermal printers...........................   26,994    24,666    22,915
       Intersegment elimination...................        0         0      (159)
                                                   --------  --------  --------
         Total.................................... $181,530  $156,533  $126,320
                                                   ========  ========  ========
     Income from operations:
       Laser systems and components(1)............ $  6,075  $ 11,967  $  6,330
       Thermal printers...........................    5,034     4,321     3,845
       Corporate expenses.........................   (3,455)   (2,483)   (2,450)
                                                   --------  --------  --------
         Total.................................... $  7,654  $ 13,805  $  7,725
                                                   ========  ========  ========
     Identifiable assets:
       Laser systems and components............... $ 91,923  $ 64,836  $ 55,556
       Thermal printers...........................    6,844     8,150     5,081
       Corporate assets...........................   16,275    22,587    29,071
                                                   --------  --------  --------
         Total.................................... $115,042  $ 95,573  $ 89,708
                                                   ========  ========  ========
     Capital expenditures:
       Laser systems and components............... $  5,244  $  5,704  $  2,155
       Thermal printers...........................       91     1,198       441
                                                   --------  --------  --------
         Total.................................... $  5,335  $  6,902  $  2,596
                                                   ========  ========  ========
     Depreciation and amortization:
       Laser systems and components............... $  3,459  $  2,773  $  1,699
       Thermal printers...........................      482       407       285
                                                   --------  --------  --------
         Total.................................... $  3,941  $  3,180  $  1,984
                                                   ========  ========  ========

--------
(1) Includes $10,600 charge for acquired in-process research and development in 1997.

                             GENERAL SCANNING INC.

 Geographic segment information

  Information with respect to the Company's geographic operations is set forth in the table below.

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
     Sales to unaffiliated customers:
       North America, including export............ $118,985  $107,033  $ 84,621
       Europe.....................................   23,554    21,300    12,461
       Asia.......................................   38,991    28,200    29,238
                                                   --------  --------  --------
         Total.................................... $181,530  $156,533  $126,320
                                                   ========  ========  ========
     Transfers to affiliates...................... $ 47,102  $ 31,800  $ 25,188
                                                   ========  ========  ========
     Export sales:
       From North America......................... $ 17,300  $ 15,200  $ 17,245
                                                   ========  ========  ========
     Income from operations:
       North America, including export(1)......... $  7,299  $ 13,623  $  7,884
       Europe.....................................    2,081       898       456
       Asia.......................................    1,729     1,767     1,835
       Corporate..................................   (3,455)   (2,483)   (2,450)
                                                   --------  --------  --------
         Total.................................... $  7,654  $ 13,805  $  7,725
                                                   ========  ========  ========
     Identifiable assets:
       North America, including export............ $ 75,184  $ 57,803  $ 48,935
       Europe.....................................    9,356     5,925     4,845
       Asia.......................................   16,757    10,588     5,952
       Corporate..................................   13,745    21,257    29,976
                                                   --------  --------  --------
         Total.................................... $115,042  $ 95,573  $ 89,708
                                                   ========  ========  ========

--------
(1)Includes $10,600 charge for acquired in-process research and development in 1997.

                             GENERAL SCANNING INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION
                                  (UNAUDITED)

                           97Q4     97Q3     97Q2    97Q1     96Q4     96Q3     96Q2     96Q1
                          -------  -------  ------- -------  -------  -------  -------  -------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales:
  Laser systems and
   components...........  $45,408  $40,515  $37,504 $31,109  $33,251  $32,744  $34,522  $31,350
  Thermal printers......    8,135    7,041    5,210   6,608    6,765    5,419    6,148    6,334
                          -------  -------  ------- -------  -------  -------  -------  -------
   Total sales..........   53,543   47,556   42,714  37,717   40,016   38,163   40,670   37,684
                          =======  =======  ======= =======  =======  =======  =======  =======
Gross profit:
  Laser systems and
   components...........   22,337   19,810   17,527  15,012   14,743   15,569   15,845   14,672
  Thermal printers......    3,656    3,031    2,291   3,061    3,152    2,336    2,657    2,706
                          -------  -------  ------- -------  -------  -------  -------  -------
   Total gross profit...   25,993   22,841   19,818  18,073   17,895   17,905   18,502   17,378
                          -------  -------  ------- -------  -------  -------  -------  -------
Operating expenses:
  Research and product
   development..........    6,246    6,126    4,978   4,952    4,410    4,853    4,534    4,603
  Selling, general and
   administrative.......   13,388   11,357   11,103  10,321    9,883    9,313   10,376    9,903
  Acquired in-process
   research and
   development..........   10,600      --       --      --       --       --       --       --
                          -------  -------  ------- -------  -------  -------  -------  -------
   Total operating
    expenses............   30,234   17,483   16,081  15,273   14,293   14,166   14,910   14,506
                          -------  -------  ------- -------  -------  -------  -------  -------
Income (loss) from
 operations.............   (4,241)   5,358    3,737   2,800    3,602    3,739    3,592    2,872
Merger (expenses).......      --       --       --      --       --    (1,950)     --       --
Interest income
 (expense), net.........       66      135      165      98       81       34       32      125
Foreign exchange
 transaction gains
 (losses)...............     (181)    (227)      11    (110)     (28)     (70)     (42)     (19)
                          -------  -------  ------- -------  -------  -------  -------  -------
Income (loss) before
 income taxes...........   (4,356)   5,266    3,913   2,788    3,655    1,753    3,582    2,978
Income taxes............   (1,528)   1,685    1,367     978    1,460      824    1,683    1,400
                          -------  -------  ------- -------  -------  -------  -------  -------
Net income (loss).......  $(2,828) $ 3,581  $ 2,546 $ 1,810  $ 2,195  $   929  $ 1,899  $ 1,578
                          =======  =======  ======= =======  =======  =======  =======  =======
Basic income (loss) per
 common share...........  $ (0.23) $  0.30  $  0.21 $  0.15  $  0.19  $  0.08  $  0.16     0.14
                          =======  =======  ======= =======  =======  =======  =======  =======
Diluted income (loss)
 per common share.......  $ (0.23) $  0.28  $  0.20 $  0.15  $  0.18  $  0.07  $  0.15  $  0.13
                          =======  =======  ======= =======  =======  =======  =======  =======
Weighted average common
 shares outstanding and
 dilutive potential
 common shares..........   12,310   12,739   12,553  12,465   12,456   12,514   12,513   12,422
                          =======  =======  ======= =======  =======  =======  =======  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  The information with respect to directors is contained the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 1998 (the "1998 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

EXECUTIVE OFFICERS

  The information with respect to executive officers is set forth under the caption "Executive Officers" in Part I of this report.

REPORTS OF BENEFICIAL OWNERSHIP

  The information required by this item is contained in the 1998 Proxy Statement under the caption "Stock Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is contained in the Company's 1998 Proxy Statement under the captions "Director Compensation," "Compensation of Executive Officers" and "Employment Agreements" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is contained in the Company's 1998 Proxy Statement under the caption "Stock Ownership of Principal Stockholders and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is contained in the Company's 1998 Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

LIST OF FINANCIAL STATEMENTS

  See the index to consolidated financial statements and financial statement schedules.

LIST OF FINANCIAL STATEMENT SCHEDULES

  See Schedule II-Valuation and Qualifying Accounts.

LIST OF EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

    2.1 Agreement and Plan of Merger, dated as of June 7, 1996, among the Registrant, GSI Acquisition Sub, Inc. and View Engineering, Inc.(2)
    2.2  Asset Purchase Agreement dated as of November 28, 1997, among the
          Registrant, Reel-Tech, Inc.and Data I/O Corporation(4)
    3.1  Restated Articles of Organization of the Registrant, as amended(1)
    3.2  Certificate of Vote of Directors Establishing a Class of Stock
    3.3  By-Laws of the Registrant, as amended(1)
    4.1  Specimen Certificate of Common Stock(1)
    4.2  Rights Agreement dated May 1, 1997 between the Registrant and American
          Stock Transfer & Trust Company, as Rights Agent(3)
   10.1  1981 Stock Option Plan of the Registrant(1)
   10.2  1992 Stock Option Plan of the Registrant(1)
   10.3  1995 Directors' Warrant Plan(1)
   10.4 Lease dated August 10, 1989, as amended to date, between the Registrant and Arlington Center Garage and Service Corp.(1)
   10.5  Lease dated February 24, 1989, as amended to date, between Ames Realty
          Trust Associates and Teradyne Laser Systems Inc. and the
          Registrant(1)
   10.6  Lease dated July 31, 1996, as amended to date, between View
          Engineering, Inc. and Donald J. Devine as Trustee under the Donald J.
          Devine Trust Agreement(5)
   10.7  Lease dated March 24, 1995, as amended to date, between View
          Engineering, Inc. and Marjorie Lynn Landon(5)
   10.8 Amended and Restated Revolving Credit Agreement between the Registrant and The First National Bank of Boston dated as of December 28,
          1995(6)
   10.9  Amendment to Amended and Restated Revolving Credit Agreement dated
          July 25, 1997
   10.10 Second Amendment to Amended and Restated Revolving Credit Agreement dated November 28, 1997
   10.11 Lease dated July 15, 1997, as amended to date, between the Registrant and The Wilmington Realty Trust
   10.12 Split Dollar Compensation Agreement dated September 13, 1997 between the Registrant and Charles D. Winston
   21.1  Subsidiaries of the Registrant
   23.1  Consent of Arthur Andersen LLP, independent public accountants
   27.1  Financial Data Schedule

--------
(1) Incorporated by reference to the Company's registration statement on Form S-1, filed August 11, 1995 (33-95718).
(2) Incorporated by reference to the Company's Current Report on Form 8-K, filed September 6, 1996 (Accession Number 0000927016-96-001043)
(3) Incorporated by reference to the Company's Current Report on Form 8-K, filed May 23, 1997 (Accession Number 0000927016-97-001541)

(4) Incorporated by reference to the Company's Current Report on Form 8-K, filed December 8, 1997 (Accession Number 0000927016-97-003306)
(5) Incorporated by reference to the Company's Current Report on Form 10-K, filed March 11, 1997 (Accession Number 0000927016-97-000756)
(6) Incorporated by reference to the Company's Current Report on Form 10-Q, filed August 9, 1996 (Accession Number 0000927016-96-000759)

REPORTS ON FORM 8-K

  On December 8, 1997 the Company filed a Current Report on Form 8-K relating to its acquisition of
Reel-Tech, Inc.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant, General Scanning Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENERAL SCANNING INC.
                                                (Registrant)


                                          By:    /s/ Charles D. Winston
                                              ---------------------------------
                                                     Charles D. Winston
                                               President and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

Date: February 27, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                NAME                             TITLE                  DATE
                ----                             -----                  ----
     /s/ Pierre J. Brosens           Chairman of the Board          February 27,
------------------------------------                                    1998
         Pierre J. Brosens

     /s/ Charles D. Winston          President, Chief Executive     February 27,
------------------------------------  Officer and Director              1998
         Charles D. Winston           (Principal Executive
                                      Officer)
     /s/ Victor H. Woolley           Vice President-Finance and     February 27,
------------------------------------  Chief Financial Officer           1998
         Victor H. Woolley            (Principal Financial and
                                      Accounting Officer)
      /s/ Richard B. Black           Director                       February 27,
------------------------------------                                    1998
          Richard B. Black

      /s/ Paul F. Ferrari            Director                       February 27,
------------------------------------                                    1998
          Paul F. Ferrari

     /s/ Woodie C. Flowers           Director                       February 27,
------------------------------------                                    1998
         Woodie C. Flowers

      /s/ James R. Turner            Director                       February 27,
------------------------------------                                    1998
          James R. Turner

     /s/ Dorothy S. Zinberg          Director                       February 27,
------------------------------------                                    1998
         Dorothy S. Zinberg

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of General Scanning Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 2, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Boston, Massachusetts
February 2, 1998

                             GENERAL SCANNING INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                            ADDITIONS
                                       -------------------
                            BALANCE AT CHARGED TO CHARGED              BALANCE
                            BEGINNING  COSTS AND  TO OTHER             AT END
 DESCRIPTION                OF PERIOD   EXPENSES  ACCOUNTS DEDUCTIONS OF PERIOD
 -----------                ---------- ---------- -------- ---------- ---------
                                               (IN THOUSANDS)
Year ended December 31,
 1995:
  Allowance for doubtful
   accounts................    $511       $281      --        --       $  792
Year ended December 31,
 1996:
  Allowance for doubtful
   accounts................     792         79      --          4         867
Year ended December 31,
 1997:
  Allowance for doubtful
   accounts................     867        340      --          4       1,203

                             GENERAL SCANNING INC.

                               INDEX OF EXHIBITS

 EXHIBIT
 NUMBER                            DESCRIPTION                            PAGE
 -------                           -----------                            ----
  3.2    Certificate of Vote of Directors Establishing a Class of Stock
  10.9   Amendment to Amended and Restated Revolving Credit Agreement
          dated July 25, 1997
  10.10  Second Amendment to Amended and Restated Revolving Credit
          Agreement dated November 28, 1997
  10.11  Lease dated July 15, 1997, as amended to date, between the
          Registrant and The Wilmington Realty Trust
  10.12  Split Dollar Compensation Agreement dated September 13, 1997 between the Registrant and Charles D. Winston
  21.1   Subsidiaries of the Registrant
  23.1   Consent of Arthur Andersen LLP, independent public accountants
  27.1   Financial Data Schedule