Form 10-Q
period 1998-04-04
GENERAL SCANNING INC \MA\
filed 1998-04-29
CIK 949337

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

  [X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

           For the quarterly period ended     APRIL 4, 1998
                                              -------------

                                      OR

  [_]   Transition Report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934


                          Commission File No. 0-26646
                              __________________


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

                           TELEPHONE: (617) 924-1010


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



     As of April 13, 1998, there were 12,540,783 shares of Common Stock, $.01 par value, outstanding.

                             GENERAL SCANNING INC.

                              Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information:

    Item 1.  Financial Statements

               Consolidated Balance Sheets................................    3

               Consolidated Statements of Income..........................    4

               Consolidated Statements of Cash Flows......................    5

               Notes to Consolidated Financial Statements.................  6-7

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................ 8-10

Part II - Other Information...............................................   11

Signatures................................................................   12

                    GENERAL SCANNING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  APRIL 4,        DEC. 31,
                                                                                                    1998            1997
                                                                                                    ----            ----
                                                                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...................................................................  $     6,421     $    8,418
  Accounts receivable, less allowance of $1,168 in 1998 and $1,203 in 1997....................       45,947         44,425
  Inventories.................................................................................       40,520         34,051
  Deferred tax and other current assets.......................................................       10,121          9,374
                                                                                                -----------     ----------
     Total current assets.....................................................................      103,009         96,268
                                                                                                -----------     ----------

Property, plant and equipment, net of accumulated depreciation
   of $28,363 in 1998 and $27,478 in 1997.....................................................       15,066         14,611

Other assets..................................................................................          397            437

Intangible assets, net of amortization of $1,963 in 1998 and $1,863 in 1997...................        3,627          3,726
                                                                                                -----------     ----------
                                                                                                $   122,099     $  115,042
                                                                                                ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks and current portion of long-term debt...............................        9,058          4,169
   Current portion of deferred compensation...................................................          105            582
   Accounts payable...........................................................................       14,072         12,775
   Accrued expenses and income taxes..........................................................       14,678         16,079
                                                                                                -----------     ----------
     Total current liabilities................................................................       37,913         33,605
                                                                                                -----------     ----------

Long-term debt due after one year.............................................................        1,525          1,530
Deferred compensation, less current portion...................................................        1,958          1,678

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000
     shares; issued and outstanding - none....................................................            -              -
   Common stock, $.01 par value; authorized 30,000,000
     shares; issued 12,903,956 in 1998 and 12,791,796 in 1997.................................          130            128
   Additional paid-in capital.................................................................       49,072         48,788
   Retained earnings..........................................................................       33,095         30,794
   Cumulative translation adjustment..........................................................       (1,005)          (892)
   Treasury stock, at cost;  366,073 shares in 1998 and 1997..................................         (589)          (589)
                                                                                                -----------     ----------
     Total stockholders' equity...............................................................       80,703         78,229
                                                                                                -----------     ----------
                                                                                                $   122,099     $  115,042
                                                                                                ===========     ==========


                            See accompanying notes.

                    GENERAL SCANNING INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            THREE MONTHS ENDED
                                                           --------------------
                                                            APR. 4,   MAR. 29,
                                                             1998       1997
                                                           --------- ----------
Net sales:
     Laser systems and components.................       $  44,504   $   31,109
     Thermal printers.............................           6,068        6,608
                                                         ---------   ----------
          Total sales.............................          50,572       37,717
                                                         ---------   ----------
Cost of sales:
     Laser systems and components.................          22,747       16,097
     Thermal printers.............................           3,323        3,547
                                                         ---------   ----------
          Total cost of sales.....................          26,070       19,644
                                                         ---------   ----------
Gross profit:
     Laser systems and components.................          21,757       15,012
     Thermal printers.............................           2,745        3,061
                                                         ---------   ----------
          Total gross profit......................          24,502       18,073
                                                         ---------   ----------

Operating expenses:
     Research and product development.............           7,461        4,952
     Selling, general and administrative..........          13,385       10,321
                                                         ---------   ----------
          Total operating expenses................          20,846       15,273
                                                         ---------   ----------
Income from operations............................           3,656        2,800
Interest income (expense), net....................             (34)          98
Foreign exchange transaction (losses).............             (82)        (110)
                                                         ---------   ----------
Income before income taxes........................           3,540        2,788
Income taxes......................................           1,239          978
                                                         ---------   ----------
Net income........................................           2,301        1,810


Foreign currency translation adjustments, net.....             (73)        (105)
                                                         ---------   ----------
Comprehensive income..............................       $   2,228   $    1,705
                                                         =========   ==========

Net income per common share:
     Basic........................................       $    0.18   $     0.15
     Diluted......................................       $    0.18   $     0.15
                                                         =========   ==========

Weighted average common shares outstanding
     and dilutive potential common shares.........      12,869,771   12,465,103
                                                        ==========   ==========

                            See accompanying notes.

                    GENERAL SCANNING INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                     -----------------------
                                                                                       APR. 4,     MAR. 29,
                                                                                        1998         1997
                                                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................................................      $    2,301   $    1,810
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization..............................................           1,019          857
    Deferred compensation and income taxes.....................................             283          230
Changes in current assets and liabilities:
    Accounts receivable........................................................          (1,857)        (210)
    Inventories................................................................          (6,533)        (397)
    Other current assets.......................................................            (779)        (103)
    Accounts payable, accrued expenses, and taxes payable......................              13          613
    Deferred compensation......................................................            (480)           -
                                                                                     ----------   ----------
Net cash provided by (used in) operating activities............................          (6,033)       2,800
                                                                                     ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment....................................          (1,383)        (578)
Decrease in other assets.......................................................              18           37
                                                                                     ----------   ----------
Net cash (used in) investing activities........................................          (1,365)        (541)
                                                                                     ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to banks and others................................           9,201        3,324
(Payments) on notes payable to banks and others................................          (4,201)      (3,116)
(Payments) on long-term debt...................................................              (5)          (5)
Stock option and warrant exercises, including tax effects......................             285          146
                                                                                     ----------   ----------
Net cash provided by financing activities......................................           5,280          349
                                                                                     ----------   ----------

Effect of exchange rate changes on cash and cash equivalents...................             121          285
                                                                                     ----------   ----------

Increase (decrease) in cash and cash equivalents...............................          (1,997)       2,893
Cash and cash equivalents, beginning of period.................................           8,418       17,655
                                                                                     ----------   ----------
Cash and cash equivalents, end of period.......................................      $    6,421   $   20,548
                                                                                     ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
     Interest..................................................................      $      130   $      104
     Income taxes..............................................................      $      674   $    1,142

                            See accompanying notes.

                    GENERAL SCANNING INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------
     The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position and results of operations for the periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The results for the interim periods are not necessarily indicative of results to be expected for the year or any future periods.

     The consolidated financial statements include the accounts of General Scanning Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   NET INCOME PER SHARE OF COMMON STOCK
     ------------------------------------
     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, effective December 15, 1997. The amount reported herein for 1997 as diluted net income per common share is the same as that reported prior as net income per common and common equivalent share outstanding. Basic net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the year. For diluted net income per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

Common and diluted common shares calculations are:

          (in thousands)                              Three months ended
                                                  ---------------------------
                                                     Apr. 4,      Mar. 29,
                                                      1998         1997
                                                  ---------------------------
          Weighted average common shares                12,471        11,902
          outstanding
          Dilutive potential common shares                 399           563
                                                  ---------------------------
          Diluted common shares                         12,870        12,465
                                                  ===========================

          Options and warrants excluded from
          diluted income per common share
          as their effect would be antidilutive             67           167
                                                  ===========================

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

4.   INVENTORIES
     -----------
     Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:

                             Apr. 4,         Dec. 31,
                              1998             1997
                             -------         --------
          Materials          $18,527          $14,992
          Work-in-process     10,225            8,127
          Finished goods      11,768           10,932
                             -------          -------
                             $40,520          $34,051
                             =======          =======

5.   COMPREHENSIVE INCOME
     --------------------
     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general- purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997 and the Company has adopted the statement in its fiscal quarter ending April 4, 1998.

                             GENERAL SCANNING INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

General Scanning Inc. ("General Scanning" or the "Company") is a leading manufacturer of laser systems and components, and thermal printers. In the three months ended April 4, 1998 and in the fiscal year 1997, 88% and 85%, respectively, of the Company's revenues were derived from sales of laser systems and components, and the balance was derived from sales of thermal printers. Sales of laser systems and components in the three months ended April 4, 1998 and in the fiscal year 1997 grew 43% and 17%, respectively, over sales for this segment in the comparable period in 1997 and in the fiscal year 1996, respectively. Thermal printer sales in the three months ended April 4, 1998 and in the fiscal year 1997 decreased 8% and increased 9%, respectively, over the comparable period in 1997 and in the fiscal year 1996, respectively.

The Company sells its laser systems primarily to manufacturers of products containing advanced electronic components and circuitry. In addition, the Company produces a line of laser subsystems and components that are used in the Company's own systems, as well as sold to other manufacturers of laser systems. The Company's laser system sales have been, and are expected to continue to be, dependent upon its customer capital expenditures which are, in turn, affected by business cycles in the markets served by those customers. The Company's strategy is to expand applications for its products into different and varied markets in order to limit its dependency on any one market, but it may not always be successful in doing so.

The Company also sells thermal printers, primarily to manufacturers of medical equipment for patient care monitoring. This segment of the Company's business has not experienced significant cyclicality in the past.

Product prices have remained relatively stable during the periods covered by this discussion, and price fluctuations did not have a material effect on reported gross profit. A significant portion of sales is made in foreign currencies. Fluctuations in currency exchange rates, particularly in the Japanese yen and European currencies as compared to the U.S. dollar, can impact the Company's sales and expenses, which are reported in U.S. dollars.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 29, 1997

Sales. Total sales were $50.6 million for the three months ended April 4, 1998, an increase of 34% over $37.7 million in total sales in the three month period ended March 29, 1997. Laser systems and component sales for the three months ended April 4, 1998 increased 43% to $44.5 million from $31.1 million in the comparable period of 1997 primarily due to continued strength in trim and test applications for the automotive and electronics market, laser marking in electronics and laser imaging for medical applications, particularly in the United States and Europe, offset to some extent by slower activity in the Company's semiconductor product lines, particularly in Asia. Thermal printer sales for the three months ended April 4, 1998 decreased 8% to $6.1 million from $6.6 million in the comparable period of 1997 primarily due to scheduling patterns from the Company's OEM customer base, not from basic changes in demand for product. Laser systems and components sales, as a percentage of total sales, increased to 88% in the three months ended April 4, 1998 from 82% of total sales in the comparable period of 1997. International sales, many of which are denominated in foreign currencies, were approximately 42% and 38% of total sales in the quarters ended April 4, 1998 and March 29, 1997, respectively.

Gross profit. Total gross profit was $24.5 million, or 48% of sales, for the three months ended April 4, 1998, compared to $18.1 million, or 48% of sales, for the three month period ended March 29, 1997. Laser systems and components gross profit increased to 49% of sales in the three months ended April 4,

1998 from 48% of sales for the comparable three month period of 1997. Thermal printers gross profit decreased to 45% of sales in the three months ended April 4, 1998 from 46% for the comparable three-month period of 1997.

Research and product development. Research and product development expenses increased to $7.5 million, or 15% of total sales, for the three months ended April 4, 1998, from $5.0 million, or 13% of total sales, for the three month period ended March 29, 1997. This increase was primarily due to the addition of full-time and consulting personnel and related costs to support the development of new laser systems and components.

Selling, general and administrative. Selling, general and administrative expenses increased to $13.4 million in the three months ended April 4, 1998 from $10.3 million in the comparable period of 1997. This increase was primarily due to the addition of sales and marketing support personnel and related costs incurred in supporting increased sales and to an increase in legal costs as a result of defending various legal proceeding, as discussed in Item 3. to the 1997 Form 10-K. These expenses decreased to 26% of total sales for the three-month period ended April 4, 1998 from 27% in the year earlier period.

Interest. Net interest expense was $34,000 for the three-month period ended April 4, 1998 compared to net interest income of $98,000 for the comparable period of 1997. A lower cash balance during the three months ended April 4, 1998, which resulted in less interest income from the year-earlier period, was primarily due to an increase in working capital requirements and to a $12.4 million cash outlay used for the acquisition of the assets of Reel-Tech, Inc. in November 1997.

Foreign exchange. Foreign exchange transactions resulted in a loss of $82,000 in the three months ended April 4, 1998 compared to a loss of $110,000 in the comparable period of 1997. Gains and losses are incurred when the Company's net receivables denominated in certain currencies, including yen, deutsche marks and other major European currencies, are not fully hedged. The Company continues to utilize foreign exchange forward contracts, primarily to reduce the impact of foreign currency fluctuations arising from intercompany balances.

Income tax. The effective income tax rate for the Company was 35% in both the three months ended April 4, 1998 and in the three months ended March 29, 1997.

Net income. Net income for the three months ended April 4, 1998 increased to $2.3 million, or $0.18 per diluted share based upon 12.9 million common and dilutive potential common shares, compared to $1.8 million in net income, or $0.15 per diluted share based upon 12.5 million common and dilutive potential common shares in the first quarter of 1997.

Backlog. Backlog at April 4, 1998 was approximately $54 million compared to $44 million at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $6.4 million on April 4, 1998 compared to $8.4 million on December 31, 1997. During the first three months of 1998, $6.0 million was used in operating activities, $5.3 million was provided by financing activities and $1.4 million was used in investing activities.

Net income of $2.3 million in the first three months of 1998, supplemented by non-cash charges for depreciation and amortization and deferred compensation totaling $1.3 million, was more than offset by a net increase in working capital of $9.6 million, resulting in $6.0 million used in operating activities.

Cash flow from investing activities was primarily due to capital expenditures of $1.4 million for property, plant and equipment.

The Company's revolving credit agreement with its lending bank provides for a maximum $20 million revolving credit facility and $6 million in international credit lines. Borrowings under the $20 million revolving credit facility, of which $5.0 million was outstanding at April 4, 1998, bear interest at the London InterBank Offered Rate (LIBOR) plus one and one-half percent, or prime, determined at the time of borrowing. Borrowings under the international credit lines, of which $4.1 million denominated in yen was outstanding at April 4, 1998, accrue interest at a negotiated interest rate approximating the prime rate in the applicable country. The agreement requires compliance with certain financial ratios and expires December 31, 1999.

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

To the extent this analysis discusses financial projections, information or expectations about General Scanning's products or markets, or otherwise makes statements about the future, such statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the fact that the Company's sales have been, and are expected to continue to be, dependent upon customer capital equipment expenditures which are, in turn, affected by business cycles in the markets served by those customers. Other factors include continued volatility in the semiconductor industry, the risk of order delays and cancellations, the risk of delays by our OEM customers in introducing their new products and market acceptance of those products incorporating subsystems supplied by the Company, similar risks to the Company in delays in new product introductions and market acceptance of its new products, and other risks detailed in the Company's Form 10-K that has been filed in connection with its 1997 fiscal year.

                             GENERAL SCANNING INC.
                           PART II. OTHER INFORMATION


Item 1.   Change in legal proceedings
          ---------------------------

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



General Scanning Inc.



/s/ Charles D. Winston             Date: April 29, 1998
----------------------
Charles D. Winston
President and
Chief Executive Officer



/s/ Victor H. Woolley              Date: April 29, 1998
---------------------
Victor H. Woolley
Vice President Finance and
Chief Financial Officer