Form 10-Q
period 1998-07-04
GENERAL SCANNING INC \MA\
filed 1998-08-04
CIK 949337

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the quarterly period ended       JULY 4, 1998

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
      (State of incorporation)                       (I.R.S. Employee No.)

                              500 ARSENAL STREET
                        WATERTOWN, MASSACHUSETTS 02172
                   (Address of principal executive offices)

                           TELEPHONE: (617) 924-1010


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]



      As of July 18, 1998, there were 12,623,728 shares of Common Stock,
                         $.01 par value, outstanding.

                             GENERAL SCANNING INC.

                               Table of Contents

                                                                            Page
                                                                            ----
Part I - Financial Information:

       Item 1.  Financial Statements

                   Consolidated Balance Sheets............................   3

                   Consolidated Statements of Operations..................   4

                   Consolidated Statements of Cash Flows..................   5

                   Notes to Consolidated Financial Statements.............  6-7

       Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................  8-12


Part II - Other Information............................................... 13-14

Signatures................................................................  15

                    GENERAL SCANNING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JULY 4,         DEC. 31,
                                                         1998             1997
                                                        -------         --------
                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.........................   $  3,172        $  8,418
  Accounts receivable, less allowance of $2,201 in
   1998 and $1,203 in 1997..........................     43,021          44,425
  Inventories.......................................     38,668          34,051
  Deferred tax and other current assets.............     10,220           9,374
                                                       --------        --------
    Total current assets............................     95,081          96,268
                                                       --------        --------

Property, plant and equipment, net of accumulated
 depreciation of $29,386 in 1998 and
 $27,478 in 1997....................................     15,517          14,611

Other assets........................................      3,828             437

Intangible assets, net of amortization of $2,062 in
 1998 and $1,863 in 1997............................      3,528           3,726
                                                       --------        --------
                                                       $117,954        $115,042
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks and current portion of
   long-term debt...................................   $  8,534        $  4,169
  Current portion of deferred compensation..........        107             582
  Accounts payable..................................     12,142          12,775
  Accrued expenses and income taxes.................     14,729          16,079
                                                       --------        --------
    Total current liabilities.......................     35,512          33,605
                                                       --------        --------

Long-term debt due after one year...................      1,521           1,530
Deferred compensation, less current portion.........      1,892           1,678

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   1,000,000 shares; issued and outstanding-none....         -               -
  Common stock, $.01 par value; authorized
   30,000,000 shares; issued 12,989,801 in 1998
   and 12,791,796 in 1997...........................        131             128
  Additional paid-in capital........................     50,172          48,788
  Retained earnings.................................     30,763          30,794
  Cumulative translation adjustment.................     (1,298)           (892)
  Unrealized (loss) on marketable equity securities,
   net..............................................       (150)             -
  Treasury stock, at cost; 366,073 shares in 1998
   and 1997.........................................       (589)           (589)
                                                       --------        --------
    Total stockholders' equity......................     79,029          78,229
                                                       --------        --------
                                                       $117,954        $115,042
                                                       ========        ========

                            See accompanying notes.

                    GENERAL SCANNING INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                    --------------------     ------------------
                                     JULY 4,   JUNE 28,      JULY 4,    JUNE 28,
                                      1998      1997          1998       1997
                                     ------    ------        ------     ------
Net sales:
  Laser systems and components..     $39,753    $37,504      $84,257    $68,613
  Thermal printers..............       9,319      5,210       15,387     11,818
                                     -------    -------      -------    -------
    Total sales.................      49,072     42,714       99,644     80,431
                                     -------    -------      -------    -------

Cost of sales:
  Laser systems and components..      20,376     19,977       43,123     36,074
  Thermal printers..............       5,335      2,919        8,658      6,466
                                     -------    -------      -------    -------
    Total cost of sales.........      25,711     22,896       51,781     42,540
                                     -------    -------      -------    -------

Gross profit:
  Laser systems and components..      19,377     17,527       41,134     32,539
  Thermal printers..............       3,984      2,291        6,729      5,352
                                     -------    -------      -------    -------
    Total gross profit..........      23,361     19,818       47,863     37,891
                                     -------    -------      -------    -------

Operating expenses:
  Research and product
   development..................       7,269      4,978       14,730      9,930
  Selling, general and
   administrative...............      13,435     11,103       26,820     21,424
  Litigation settlement and
   other charges................       6,072         -         6,072         -
                                     -------    -------      -------    -------
    Total operating expenses....      26,776     16,081       47,622     31,354
                                     -------    -------      -------    -------

Income (loss) from operations...      (3,415)     3,737          241      6,537
Interest income (expense), net..        (240)       165         (274)       263
Foreign exchange transaction
 gains (losses).................          62         11          (20)       (99)
                                     -------    -------      -------    -------
Income (loss) before income
 taxes..........................      (3,593)     3,913          (53)     6,701
Income taxes (benefit)..........      (1,261)     1,367          (22)     2,345
                                     -------    -------      -------    -------
Net income (loss)...............      (2,332)     2,546          (31)     4,356

Foreign currency translation
 adjustments, net...............        (193)        11         (266)       (94)
Change in unrealized gain
 (loss) on marketable equity
 securities, net................        (150)        -          (150)        -
                                     -------    -------      -------    -------
Comprehensive income (loss).....     $(2,675)   $ 2,557      $  (447)   $ 4,262
                                     =======    =======      =======    =======

Net income (loss) per common
 share:
  Basic                              $ (0.19)   $  0.21      $  0.00    $  0.37
  Diluted                            $ (0.19)   $  0.20      $  0.00    $  0.35
                                     =======    =======      =======    =======

Weighted average common shares
 outstanding and dilutive
 potential common shares........      12,571     12,553       12,720     12,509

                            See accompanying notes.

                    GENERAL SCANNING iNC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                          ----------------------------------
                                                                              July 4,               June 28,
                                                                               1998                  1997
                                                                          -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................................     $   (31)               $ 4,356
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization.......................................       2,107                  1,810
    Deferred compensation and income taxes..............................         188                    273
    Subordinated note and equity securities received for non-competition
        agreement and technology license pursuant to litigation settlement    (3,750)                     -
CHANGES IN CURRENT ASSETS AND LIABILITIES:
    Accounts receivable.................................................         924                 (5,110)
    Inventories.........................................................      (4,680)                (1,907)
    Other current assets................................................        (741)                   390
    Accounts payable, accrued expenses, and taxes payable...............      (1,797)                 1,584
    Deferred compensation...............................................        (588)                     -
                                                                          -----------            -----------
Net cash provided by (used in) operating activities.....................      (8,368)                 1,396
                                                                          -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment.............................      (2,849)                (1,292)
Decrease in other assets................................................         251                     40
                                                                          -----------            -----------
Net cash (used in) investing activities.................................      (2,598)                (1,252)
                                                                          -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to banks and others.........................       6,644                  6,275
(Payments) on notes payable to banks and others.........................      (2,044)                (6,066)
(Payments) on long-term debt............................................          (9)                    (8)
Stock option and warrant exercises, including tax effects...............       1,387                    676
                                                                          -----------            -----------
Net cash provided by financing activities...............................       5,978                    877
                                                                          -----------            -----------

Effect of exchange rate changes on cash and cash equivalents............        (258)                   298
                                                                          -----------            -----------

Increase (decrease) in cash and cash equivalents........................      (5,246)                 1,319
Cash and cash equivalents, beginning of period..........................       8,418                 17,655
                                                                          -----------            -----------
Cash and cash equivalents, end of period................................     $ 3,172                $18,974
                                                                          ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
     Interest...........................................................     $   357           $    $   219
     Income taxes.......................................................     $ 1,048           $    $ 1,900


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

Common and diluted common shares calculations are:

                      (in thousands)                  Three months ended
                                                ---------------------------
                                                       July 4,      June 28,
                                                        1998          1997
                                                ---------------------------
          Weighted average common shares                12,571       11,968
            outstanding
          Dilutive potential common shares                   0          585
                                                ---------------------------
          Diluted common shares                         12,571       12,553
                                                ===========================

          Weighted options and warrants
            excluded from diluted income
            per common share as their
            effect would be anti-dilutive                1,397          212
                                                ===========================

                      (in thousands)                   Six months ended
                                                ---------------------------
                                                       July 4,      June 28,
                                                        1998          1997
                                                ---------------------------
          Weighted average common shares
            outstanding                                 12,521       11,935
          Dilutive potential common shares                 199          574
                                                ---------------------------
          Diluted common shares                         12,720       12,509
                                                ===========================

          Weighted options and warrants
            excluded from diluted income
            per common share as their effect
            would be anti-dilutive                         726          189
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

4.   INVENTORIES
     -----------
  Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:

               (thousands)        July 4,  Dec. 31,
                                   1998      1997
                                  -------  --------
               Materials          $17,787   $14,992
               Work-in-process     10,717     8,127
               Finished goods      10,164    10,932
                                  -------   -------
                                  $38,668   $34,051
                                  =======   =======

5.   COMPREHENSIVE INCOME
     --------------------

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in a full set of general- purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997 and the Company has adopted the statement in its fiscal quarter ending April 4, 1998.

6.   LITIGATION SETTLEMENT AND OTHER CHARGES
     ---------------------------------------

  The $6,072,000 litigation settlement and other charges includes: (i) $3,670,000 relating to a litigation settlement with Robotic Vision Systems, Inc. ("RVSI"); (ii) fully reserving for the possible uncollectibility of $1,012,000 due the Company (and previously recorded as earned) from Voxel, which filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code after an arbitration panel ruling in favor of the Company during the quarter; and (iii) charges of $1,390,000 relating to a reduction in the Company's cost structure.

  Litigation with RVSI, arising from the Company's acquisition of View Engineering, Inc. ("View") in August 1996, was settled in June 1998. RVSI claimed that the Company used improperly obtained information in connection with the acquisition. The Company denied all such claims. Under the terms of the settlement, the Company has agreed not to compete and has granted an exclusive technology license to RVSI in the field of semiconductor interconnection inspection. RVSI agreed not to compete in the field of solder paste inspection. Costs associated with the settlement were $7,420,000, including unsaleable inventory of $5,130,000, legal fees of $1,290,000, employee severance of $210,000, leased facility costs of $188,000 and other related costs of $602,000. Partially offsetting these costs is $3,750,000 consideration RVSI agreed to pay the Company for the non-competition agreement and technology license. The consideration consists of a subordinated note of $2,250,000 and 271,493 shares of RVSI common stock valued at $1,500,00 at the settlement date. The subordinated note bears interest at the prime rate with quarterly pro-rata principal payments from September 2001 through June 2003. The Company considers the common stock to be available-for-sale and, accordingly, is recording changes in its fair market value, net of tax effects, as a component of stockholders' equity. The total amount of $3,750,000, net of $230,000 charged to stockholders' equity, has been included in Other Assets in the accompanying balance sheet.

  Charges of $1,390,000, relating to a reduction in the Company's cost structure, include $1,050,000 of leased facility costs and $340,000 of employee severance.

                             GENERAL SCANNING INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

General Scanning Inc. ("General Scanning" or the "Company") is a leading manufacturer of laser systems and components, and thermal printers. In the six months ended July 4, 1998 and in the fiscal year 1997, 85% of the Company's revenues was derived from sales of laser systems and components, and the balance was derived from sales of thermal printers. Sales of laser systems and components in the six months ended July 4, 1998 and in the fiscal year 1997 grew 23% and 17%, respectively, over sales for this segment in the comparable period in 1997 and in the fiscal year 1996, respectively. Thermal printer sales in the six months ended July 4, 1998 and in the fiscal year 1997 increased 30% and 9%, respectively, over the comparable period in 1997 and in the fiscal year 1996, respectively.

The Company sells its laser systems primarily to manufacturers of products containing advanced electronic components and circuitry. In addition, the Company produces a line of laser subsystems and components that are used in the Company's own systems, as well as sold to other manufacturers of laser systems. The Company's laser system sales have been, and are expected to continue to be, dependent upon its customers' capital expenditures which are, in turn, affected by business cycles in the markets served by those customers. The Company's strategy is to expand applications for its products into different and varied markets in order to limit its dependency on any one market, but it may not always be successful in doing so.

The Company also sells thermal printers. Although these products have historically been sold primarily to manufacturers of medical equipment for patient care monitoring, increases in thermal printer sales are due to expanded shipments of the new photo finishing system which was introduced late last fall. This segment of the Company's business has not experienced significant cyclicality in the past.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997

Sales.   Total sales were $49.1 million for the three months ended July 4, 1998, an increase of 15% over $42.7 million in total sales in the three-month period ended June 28, 1997. Laser systems and component sales for the three months ended July 4, 1998 increased 6% to $39.8 million from $37.5 million in the comparable period of 1997 primarily due to strengthening sales in medical imaging and DNA biochip scanning, continued solid performance in trim and test applications for the automotive and electronics markets, and sales by the Reel-
Tech operation, which was acquired by purchase in November 1997.   Although
laser systems and component sales increased 6% over the same quarter in the prior year, they fell short of the Company's expectations. Slower than expected activity occurred in the Company's semiconductor product lines and in Asia and the Company does not anticipate marked improvement in its semiconductor product line sales or in the Asian markets it serves until later next year. Pursuant to a litigation settlement, the Company has agreed not to compete in the field of semiconductor interconnection inspection - see Litigation settlement and other charges. Sales in this sector have historically ranged between 5% and 10% of total sales.

Thermal printer sales for the three months ended July 4, 1998 increased 79% to $9.3 million from $5.2 million in the comparable period of 1997 primarily due to expanded shipments of the new photo finishing system which was introduced late last fall.

Laser systems and components sales, as a percentage of total sales, decreased to 81% in the three months ended July 4, 1998 from 88% of total sales in the comparable period of 1997. International sales, many of which are denominated in foreign currencies, were approximately 39% and 46% of total sales in the quarters ended July 4, 1998 and June 28, 1997, respectively. The reduction in international sales is due to a decrease in Asian sales, partially offset by an increase in European sales.

Gross profit.   Total gross profit was $23.4 million, or 48% of sales, for the three months ended July 4, 1998, compared to $19.8 million, or 46% of sales, for the three-month period ended June 28, 1997. Laser systems and components gross profit increased to 49% of sales in the three months ended July 4, 1998 from 47% of sales for the comparable three-month period of 1997. The increase was primarily due to product mix and a leveraging of manufacturing overhead over higher sales volumes. Thermal printers gross profit decreased to 43% of sales in the three months ended July 4, 1998 from 44% for the comparable three-month period of 1997.

Research and product development.   Research and product development expenses
increased to $7.3 million, or 15% of total sales, for the three months ended July 4, 1998, from $5.0 million, or 12% of total sales, for the three-month period ended June 28, 1997. This increase was primarily due to the addition of full-time and consulting personnel and related costs to support the development of new laser systems and components products.

Selling, general and administrative.   Selling, general and administrative
expenses increased to $13.4 million in the three months ended July 4, 1998 from $11.1 million in the comparable period of 1997. This increase was primarily due to the addition of sales and marketing support personnel and related costs incurred in supporting anticipated increased sales. These expenses increased to 27% of total sales for the three-month period ended July 4, 1998 from 26% in the comparable period in 1997.

Litigation settlement and other charges. The $6.1 million litigation settlement and other charges includes: (i) $3.7 million relating to a litigation settlement with Robotic Vision Systems, Inc. ("RVSI"); (ii) fully reserving for the possible uncollectibility of $1.0 million due the Company (and previously recorded as earned) from Voxel, which filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code after an arbitration panel ruling in favor of the Company during the quarter; and (iii) charges of $1.4 million relating to a reduction in the Company's cost structure.

Litigation with RVSI, arising from the Company's acquisition of View Engineering, Inc. ("View") in August 1996, was settled in June 1998. RVSI claimed that the Company used improperly obtained information in connection with the acquisition. The Company denied all such claims. Under the terms of the settlement, the Company has agreed not to compete and has granted an exclusive technology license to RVSI in the field of semiconductor interconnection inspection. RVSI agreed not to compete in the field of solder paste inspection. Costs associated with the settlement were $7.4 million, including unsaleable inventory of $5.1 million, legal fees of $1.3 million, employee severance of $0.2 million, leased facility costs of $0.2 million and other related costs of $0.6 million. Partially offsetting these costs is $3.75 million consideration RVSI agreed to pay the Company for the non-competition agreement and technology license. The consideration consists of a subordinated note of $2.25 million and 271,493 shares of RVSI common stock valued at $1.5 million at the settlement date. The subordinated note bears interest at the prime rate with quarterly pro-rata principal payments from September 2001 through June 2003. The Company considers the common stock to be available-for-sale and, accordingly, is recording changes in its fair market value, net of tax effects, as a component of stockholders' equity.

Charges of $1.4 million, relating to a reduction in the Company's cost structure, include $1.1 million of leased facility costs and $0.3 million of employee severance.

Interest.   Net interest expense was $0.2 million for the three-month period ended July 4, 1998 compared to net interest income of $0.2 million for the comparable period of 1997. A decrease in cash, resulting in less interest income, and an increase in debt, resulting in more interest expense, were primarily due to an increase in working capital requirements and to a $12.4 million cash outlay used for the acquisition of the assets of Reel-Tech, Inc. in November 1997.

Foreign exchange.   Foreign exchange transactions resulted in a gain of $62,000 in the three months ended July 4, 1998 compared to a gain of $11,000 in the comparable period of 1997. Gains and losses are incurred when the Company's net receivables denominated in certain non-U.S. currencies, including yen, deutsche marks and other major European currencies, are not fully hedged. The Company continues to utilize foreign exchange forward contracts, primarily to reduce the impact of foreign currency fluctuations arising from intercompany balances.

Income tax.   The effective income tax rate for the Company was 35% in both the three months ended July 4, 1998 and in the three months ended June 28, 1997.

Net income (loss). Net loss for the three months ended July 4, 1998 was $2.7 million, or $0.19 per share based upon 12.6 million common shares, compared to $2.6 million in net income, or $0.20 per diluted share based upon 12.6 million common and dilutive potential common shares in the second quarter of 1997.

Backlog.   Backlog at July 4, 1998 was approximately $48 million compared to $44 million at December 31, 1997.

SIX MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997

Sales.   Total sales were $99.6 million for the six months ended July 4, 1998, an increase of 24% over $80.4 million in total sales in the six-month period ended June 28, 1997. Laser systems and component sales for the six months ended July 4, 1998 increased 23% to $84.3 million from $68.6 million in the comparable period of 1997 primarily due to strengthening sales in medical imaging, DNA biochip scanning, continued solid performance in trim and test applications for the automotive and electronics markets, and sales by the Reel-Tech operation,
which was acquired by purchase in November 1997.   Although laser systems and
component sales increased 23% over the same six-month period in the prior year, they fell short of the Company's expectations. Slower than expected activity occurred in the Company's semiconductor product lines and in Asia and the Company does not anticipate marked improvement in its semiconductor product line sales or in the Asian markets it serves until later next year. Pursuant to a litigation settlement, the Company has agreed not to compete in the field of semiconductor interconnection inspection - see Litigation settlement and other charges. Sales in this sector have historically ranged between 5% and 10% of total sales.

Thermal printer sales for the six months ended July 4, 1998 increased 30% to $15.4 million from $11.8 million in the comparable period of 1997 primarily due to expanded shipments of the new photo finishing system which was introduced late last fall.

Laser systems and components sales, as a percentage of total sales, were 85% of total sales both in the six months ended July 4, 1998 and in the comparable period of 1997. International sales, many of which are denominated in foreign currencies, were approximately 41% and 42% of total sales in the six months ended July 4, 1998 and June 28, 1997, respectively. However, more recent quarters have seen a decline in sales to Asia, partially offset by an increase in European sales.

Gross profit. Total gross profit was $47.9 million, or 48% of sales, for the six months ended July 4, 1998, compared to $37.9 million, or 47% of sales, for the six-month period ended June 28, 1997. Laser systems and components gross profit increased to 49% of sales in the six months ended July 4, 1998 from 47% of sales for the comparable six-month period of 1997. The increase was primarily due to product mix and a leveraging of manufacturing overhead over higher sales volumes. Thermal printers gross profit decreased to 44% of sales in the six months ended July 4, 1998 from 45% for the comparable six-month period of 1997.

Research and product development.   Research and product development expenses
increased to $14.7 million, or 15% of total sales, for the six months ended July 4, 1998, from $9.9 million, or 12% of total sales, for the six-month period ended June 28, 1997. This increase was primarily due to the addition of full-time and consulting personnel and related costs to support the development of new laser systems and components products.

Selling, general and administrative.   Selling, general and administrative
expenses increased to $26.8 million in the six months ended July 4, 1998 from $21.4 million in the comparable period of 1997. This increase was primarily due to the addition of sales and marketing support personnel and related costs incurred in supporting anticipated increased sales. These expenses were 27% of total sales for the six-month period ended July 4, 1998 as well as for the comparable period in 1997.

Litigation settlement and other charges. The $6.1 million litigation settlement and other charges includes: (i) $3.7 million relating to a litigation settlement with Robotic Vision Systems, Inc. ("RVSI"); (ii) fully reserving for the possible uncollectibility of $1.0 million due the Company (and previously recorded as earned) from Voxel, which filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code after an arbitration panel ruling in favor of the Company during the quarter; and (iii) charges of $1.4 million relating to a reduction in the Company's cost structure.

Litigation with RVSI, arising from the Company's acquisition of View Engineering, Inc. ("View") in August 1996, was settled in June 1998. RVSI claimed that the Company used improperly obtained information in connection with the acquisition. The Company denied all such claims. Under the terms of the settlement, the Company has agreed not to compete and has granted an exclusive technology license to RVSI in the field of semiconductor interconnection inspection. RVSI agreed not to compete in the field of solder paste inspection. Costs associated with the settlement were $7.4 million, including unsaleable inventory of $5.1 million, legal fees of $1.3 million, employee severance of $0.2 million, leased facility costs of $0.2 million and other related costs of $0.6 million. Partially offsetting these costs is $3.75 million consideration RVSI agreed to pay the Company for the non-competition agreement and technology license. The consideration consists of a subordinated note of $2.25 million and 271,493 shares of RVSI common stock valued at $1.5 million at the settlement date. The subordinated note bears interest at the prime rate with quarterly pro-rata principal payments from September 2001 through June 2003. The Company considers the common stock to be available-for-sale and, accordingly, is recording changes in its fair market value, net of tax effects, as a component of stockholders' equity.

Charges of $1.4 million, relating to a reduction in the Company's cost structure, include $1.1 million of leased facility costs and $0.3 million of employee severance.

Interest.   Net interest expense was $0.3 million for the six-month period ended
July 4, 1998 compared to net interest income of $0.3 million for the comparable period of 1997. A decrease in cash, resulting in less interest income, and an increase in debt, resulting in more interest expense, were primarily due to an increase in working capital requirements and to a $12.4 million cash outlay used for the acquisition of the assets of Reel-Tech, Inc. in November 1997.

Foreign exchange.   Foreign exchange transactions resulted in a loss of $20,000 in the six months ended July 4, 1998 compared to a loss of $99,000 in the comparable period of 1997. Gains and losses are incurred when the Company's net receivables denominated in certain non-U.S. currencies, including yen, deutsche marks and other major European currencies, are not fully hedged. The Company continues to utilize foreign exchange forward contracts, primarily to reduce the impact of foreign currency fluctuations arising from intercompany balances.

Income tax.   A tax benefit of  $22,000 was recorded in the six months ended
July 4, 1998 against the $53,000 loss before income taxes. The effective income tax rate for the Company for the six months ended June 28, 1997 was 35%.

Net income (loss). Net loss for the six months ended July 4, 1998 was $31,000, or $0.00 per share, and net income for the six months ended June 28, 1997 was $4,356,000, or $0.35 per share, based upon 12.7 million and 12.5 million common and dilutive potential common shares in the 1998 and 1997 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3.2 million on July 4, 1998 compared to $8.4 million on December 31, 1997. Notes payable to banks and the current of portion of long-term debt increased to $8.5 million on July 4, 1998 from $4.2 million on December 31, 1997. During the first six months of 1998, $8.4 million was used in operating activities, $6.0 million was provided by financing activities and $2.6 million was used in investing activities.

Net loss of $31,000 in the first six months of 1998, supplemented by non-cash charges for depreciation and amortization and deferred compensation totaling $2.3 million, was more than offset by a $3.8 non-cash credit to income for the consideration received from RVSI pursuant to the litigation settlement and by a net increase in working capital of $6.9 million, resulting in $8.4 million used in operating activities.

Cash flow from investing activities was primarily due to capital expenditures of $2.8 million for property, plant and equipment.

The Company's revolving credit agreement with its lending bank provides for a maximum $20 million revolving credit facility. The Company also has $6 million in international credit lines. Borrowings under the $20 million revolving credit facility, of which $4.6 million was outstanding at July 4, 1998, bear interest at the London InterBank Offered Rate (LIBOR) plus one and one-half percent, or prime, determined at the time of borrowing. Borrowings under the international credit lines, of which $3.9 million denominated in yen was outstanding at July 4, 1998, accrue interest at a negotiated interest rate approximating the prime rate in the applicable country. The agreement requires compliance with certain financial ratios and expires December 31, 1999.

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

To the extent this analysis discusses financial projections, information or expectations about General Scanning's products or markets, or otherwise makes statements about the future, such statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the fact that the Company's sales have been, and are expected to continue to be, dependent upon customer capital equipment expenditures which are, in turn, affected by business cycles in the markets served by those customers. Other factors include continued volatility in the semiconductor industry and Asian markets, the risk of order delays and cancellations, the risk of delays by the Company's OEM customers in introducing their new products and market acceptance of those products incorporating subsystems supplied by the Company, similar risks to the Company in delays in new product introductions and market acceptance of its new products, and other risks detailed in the Company's Form 10-K that has been filed in connection with its 1997 fiscal year.

                             GENERAL SCANNING INC.
                           PART II. OTHER INFORMATION


Item 1.   Changes in legal proceedings and arbitration
          --------------------------------------------

     Robotic Vision Systems, Inc. v. View Engineering, Inc. USDC Case No. 95-7441 The trial date for this patent infringement complaint by RVSI alleging infringement of U.S. Patent No. 5,463,227 has been rescheduled to October 1998. See the Company's 1997 Form 10-K for additional information.

     Robotic Vision Systems Inc. v. View Engineering, Inc. USDC Case No. 96-2288 In June 1998, the U.S. District Court for the Central District of California found infringement by View on a particular method of measuring substrate coplanarity of unpopulated ball grid array packages. RVSI had previously dropped all claims for damages; hence, no damages were awarded. The Court determined that View had not willfully infringed and therefore refused RVSI's claim for attorneys' fees. The Court enjoined View from infringing or inducing infringement of the patent in question, No. 5,465,
     152. See the Company's 1997 Form 10-K for additional information.

     Robotic Vision Systems, Inc. v. General Scanning Inc. USDC Case No. 96-3884 Litigation with RVSI, arising from the Company's acquisition of View Engineering, Inc. ("View") in August 1996, was settled in June 1998. RVSI claimed that the Company used improperly obtained information in connection with the acquisition. The Company denied all such claims. Under the terms of the settlement, the Company has agreed not to compete and has granted an exclusive technology license to RVSI in the field of semiconductor interconnection inspection. RVSI agreed not to compete in the field of solder paste inspection. See footnote 6 to the financial statements of the Company included in this Form 10-Q and the Company's 1997 Form 10-K for additional information.

     Electro Scientific Industries, Inc. v. General Scanning Inc. USDC Case No. C-96-04628 The hearing for the Company's request for summary judgement of this patent infringement complaint by Electro Scientific, U.S. Patent Nos. 5,265,114 and 5,473,624, has been rescheduled to September 1998. See the Company's 1997 Form 10-K for additional information.

     General Scanning Inc. v. Voxel In May 1998, a three-member panel of the American Arbitration Association decided in favor of the Company and awarded the Company $1,900,000 plus applicable post-judgement interest. The award included approximately $1,012,000 that the Company had recorded as earned and due from Voxel as of December 31, 1997 for engineering services performed and out-of-pocket expenses related to the construction
     of beta units.    Following the arbitration decision Voxel filed a
     voluntary petition under Chapter 11 of the Federal Bankruptcy Code. Accordingly, in the quarter ended July 4, 1998, the Company fully reserved for the possible uncollectibility of the $1,012,000 due to the Company.

Item 2.   Changes in Securities
          ---------------------

     See Item 4.

Item 3.   Defaults upon Senior Securities
          -------------------------------

     None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     An Annual Meeting of Stockholders was held on April 16, 1998. The following matters were acted upon:

     a. The election of three Class I directors to serve for the ensuing three years. Dr. Dorothy S. Zinberg was elected as Director with 10,730,624 votes cast for and 277,941 votes against. Mr. Paul F. Ferrari was elected as Director with 10,732,160 votes cast for and 276,405 votes against. Mr. Arthur R. Buckland was elected as Director with 10,732,154 votes cast for
     and 276,411votes against.   Class III Directors, whose term of office
     expires in 1999, are Charles D. Winston and Woodie C. Flowers. Class II Directors, whose term of office expires in 2000, are Pierre J. Brosens and Richard B. Black.

     b. The amendment of the Restated Articles of Organization of the Company to increase the authorized shares of the Company's common stock from 15,000,000 to 30,000,000. Of the votes cast, there were 10,522,038 votes for the amendment, 471,337 votes against and 15,190 votes abstained.

     c. The amendment of the Company's 1992 Stock Option Plan to increase the number of shares of common stock available for grant from a total of 1,000,000 to 2,000,000 shares. Of the votes cast, there were 5,665,682 votes for the amendment, 1,175,545 votes against, and 437,627 votes abstained.

     d. The ratification of the selection by the Board of Directors of Arthur Andersen LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1998. Of the votes cast, there were 10,978,601 votes for the ratification, 6,790 votes withheld, and 23,174 votes abstained.

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



General Scanning Inc.



/s/ Charles D. Winston             Date: August 3, 1998
----------------------
Charles D. Winston
President and
Chief Executive Officer



/s/ Victor H. Woolley              Date: August 3, 1998
---------------------
Victor H. Woolley
Vice President Finance and
Chief Financial Officer