Form 10-Q
period 1998-10-03
GENERAL SCANNING INC \MA\
filed 1998-11-16
CIK 949337

                                   Form 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

     [X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the quarterly period ended OCTOBER 3, 1998

                                      OR

     [_]  Transition Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934


                          Commission File No. 0-26646

                                   ---------

                             GENERAL SCANNING INC.
            (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                           04-2445884
   (State of incorporation)                               (I.R.S. Employer No.)


                              500 ARSENAL STREET
                        WATERTOWN, MASSACHUSETTS 02472
                   (Address of principal executive offices)

                           TELEPHONE: (617) 924-1010


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 6, 1998, there were 12,651,626 shares of Common Stock, $.01 par value, outstanding.

                             GENERAL SCANNING INC.
                               Table of Contents

                                                                        Page
                                                                        ----
Part I - Financial Information:

    Item 1.  Financial Statements

               Consolidated Balance Sheets..........................      3

               Consolidated Statements of Income....................      4

               Consolidated Statements of Cash Flows................      5

               Notes to Consolidated Financial Statements...........    6-7

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................   8-14

Part II - Other Information.........................................  15-17

Signatures..........................................................     18

                    GENERAL SCANNING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   Oct. 3,            Dec. 31,
                                                                                     1998               1997
                                                                                     ----               ----
                                                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...................................................... $   4,423        $      8,418
  Accounts receivable, less allowance of $2,420 in 1998 and $1,203 in 1997.......    38,659              44,425
  Inventories....................................................................    37,848              34,051
  Deferred tax and other current assets..........................................    10,220               9,374
                                                                                    -------             -------
     Total current assets........................................................    91,150              96,268


Property, plant and equipment, net of accumulated depreciation
   of $30,609 in 1998 and $27,478 in 1997........................................    15,428              14,611

Other assets.....................................................................     3,450                 437

Intangible assets, net of amortization of $2,161 in 1998 and $1,863 in 1997......     3,429               3,726
                                                                                    -------             -------
                                                                                  $ 113,457        $    115,042
                                                                                    =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks and current portion of long-term debt................... $   6,997        $      4,169
  Current portion of deferred compensation.......................................       136                 582
  Accounts payable...............................................................     8,822              12,775
  Accrued expenses and income taxes..............................................    15,527              16,079
                                                                                    -------             -------
     Total current liabilities...................................................    31,482              33,605
                                                                                    -------             -------

Long-term debt due after one year................................................     1,516               1,530
Deferred compensation, less current portion......................................     1,906               1,678

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 1,000,000
     shares; issued and outstanding - none.......................................        -                   -
  Common stock, $.01 par value; authorized 30,000,000
     shares; issued 13,017,301 in 1998 and 12,791,796 in 1997....................       130                 128
  Additional paid-in capital.....................................................    50,040              48,788
  Retained earnings..............................................................    30,052              30,794
  Cumulative translation adjustment..............................................      (579)               (892)
  Unrealized (loss) on marketable equity securities, net.........................      (501)                  -
  Treasury stock, at cost;  366,073 shares in 1998 and 1997......................      (589)               (589)
                                                                                    -------             -------
     Total stockholders' equity..................................................    78,553              78,229

                                                                                  $ 113,457        $    115,042
                                                                                    =======             =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    GENERAL SCANNING INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                -----------------------------       ------------------------------
                                                   Oct. 3,          Sept. 27,           Oct. 3,          Sept. 27,
                                                    1998              1997               1998              1997
                                                -----------        ----------         -------------    -----------
Sales:
     Laser systems and components............   $   31,877         $   40,515         $    116,134     $   109,128
     Printers................................       10,163              7,041               25,550          18,859
                                                ----------         ----------         ------------     -----------
          Total sales........................       42,040             47,556              141,684         127,987
                                                ----------         ----------         ------------     -----------


Cost of sales:
     Laser systems and components............       18,316             20,705               61,439          56,779
     Printers................................        5,761              4,010               14,419          10,476
                                                ----------         ----------         ------------     -----------
          Total cost of sales................       24,077             24,715               75,858          67,255
                                                ----------         ----------         ------------     -----------

Gross profit:
     Laser systems and components............       13,561             19,810               54,695          52,349
     Printers................................        4,402              3,031               11,131           8,383
                                                ----------         ----------         ------------     -----------
          Total gross profit.................       17,963             22,841               65,826          60,732
                                                ----------         ----------         ------------     -----------

Operating expenses:
     Research and product developmentment....        6,139              6,126               20,869          16,056
     Selling, general and administrative.....       12,211             11,357               39,031          32,781
     Restructuring, litigation settlement....          717                  -                6,789               -
                                                ----------         ----------         ------------     -----------
          Total operating expenses...........       19,067             17,483               66,689          48,837
                                                ----------         ----------         ------------     -----------


Income (loss) from operations................       (1,104)             5,358                 (863)         11,895
Interest income (expense), net...............         (104)               135                 (378)            398
Foreign exchange transaction gains (losses)..          115               (227)                  95            (326)
                                                ----------         ----------         ------------     -----------
Income (loss) before income taxes............       (1,093)             5,266               (1,146)         11,967
Income taxes provision (benefit).............         (382)             1,685                 (404)          4,030
                                                ----------         ----------         ------------     -----------
Net income (loss)............................   $     (711)        $    3,581         $       (742)    $     7,937
                                                ==========         ==========         ============     ===========

Foreign currency translation adjustments.....          718                (71)                 312            (193)
Change in unrealized gain (loss) on
marketable equity securities, net............         (351)                 -                 (501)              -
                                                ----------         ----------         ------------     -----------
Comprehensive income (loss)..................   $     (344)        $    3,510         $       (931)    $     7,937
                                                ==========         ==========         ============     ===========
Net income (loss) per common share:
     Basic                                      $    (0.06)        $     0.30         $      (0.06)    $      0.66
     Diluted                                    $    (0.06)        $     0.28         $      (0.06)    $      0.63
                                                ==========         ==========         ============     ===========
Weighted average common shares outstanding      12,637,478         12,081,869           12,559,869      11,983,945
                                                ==========         ==========         ============     ===========
Weighted average common shares outstanding
     and dilutive potential common shares....   12,637,478         12,738,534           12,559,869      12,585,418
                                                ==========         ==========         ============     ===========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    GENERAL SCANNING INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                                           Nine months ended
                                                                                        ------------------------
                                                                                         Oct. 3,        Sept. 27,
                                                                                          1998            1997
                                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)..............................................................          $  (742)      $   7,937
Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization..............................................            3,353           2,748
    Deferred compensation and income taxes.....................................               42             320
    Subordinated note and equity securities received for non-competition
        agreement and technology license pursuant to litigation settlement.....           (3,750)              -
Changes in current assets and liabilities:
    Accounts receivable........................................................            5,885         (12,413)
    Inventories................................................................           (3,748)         (3,981)
    Other current assets.......................................................             (456)           (278)
    Accounts payable, accrued expenses, and taxes payable......................           (4,510)          5,214
    Deferred compensation......................................................             (588)              -
                                                                                        --------       ---------
Net cash provided by (used in) operating activities............................           (4,514)           (453)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant, and equipment....................................           (3,848)         (3,143)
Decrease in other assets.......................................................               27              41
                                                                                        --------       ---------
Net cash (used in) investing activities........................................           (3,821)         (3,102)
                                                                                        --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable to banks and others................................           30,059          14,619
Payments on notes payable to banks and others..................................          (27,059)        (13,023)
Payments on long-term debt.....................................................              (14)            (13)
Proceeds from exercise of stock options, including tax effects.................            1,254           1,212
                                                                                        --------       ---------
Net cash provided by (used in) financing activities............................            4,240           2,795
                                                                                        --------       ---------

Effect of exchange rate changes on cash and cash equivalents...................              100             632
                                                                                        --------       ---------

Increase (decrease) in cash and cash equivalents...............................           (3,995)           (128)
Cash and cash equivalents, beginning of period.................................            8,418          17,655
                                                                                        --------       ---------
Cash and cash equivalents, end of period.......................................          $ 4,423       $  17,527
                                                                                        ========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the period for :
     Interest..................................................................          $   525      $      317
     Income taxes..............................................................          $   502      $    4,101

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

2.   NET INCOME (LOSS) PER SHARE OF COMMON STOCK
     -------------------------------------------

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, effective December 15, 1997. The amount reported herein for 1997 as diluted net income per common share is the same as that reported prior as net income per common and common equivalent share outstanding. Basic net income (loss) per common share was computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the year. For diluted net income (loss) per common share, the denominator also includes dilutive outstanding stock options and warrants determined using the treasury stock method.

Common and diluted common shares calculations are:

           (in thousands)                       Three months ended
                                              -----------------------
                                                 Oct. 3,    Sept. 27,
                                                  1998        1997
                                              -----------------------
           Weighted average common              12,637         12,082
           shares outstanding
           Dilutive potential common               -0-            657
           shares
                                              -----------------------
           Diluted common shares                12,637         12,739
                                              =======================

           Weighted options and
           warrants excluded from
           diluted income per common
           share as their effect would
           be anti-dilutive                      1,314            -0-
                                              =======================

           (in thousands)                       Nine months ended
                                              -----------------------
                                                 Oct. 3,    Sept. 27,
                                                  1998        1997
                                              -----------------------
        Weighted average common                    12,560      11,984
        shares outstanding
        Dilutive potential common                       0         601
        shares
                                              -----------------------
        Diluted common shares                      12,560      12,585
                                              =======================

        Weighted options and
        warrants excluded from
        diluted income per common
        share as their effect would be
        anti-dilutive                                 926         126
                                              =======================

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

4.   INVENTORIES
     -----------

     Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market. The components of inventory are:

               (thousands)        Oct. 3,  Dec. 31,
                                   1998      1997
                                  -------  --------
               Materials          $16,396   $14,992
               Work-in-process      9,855     8,127
               Finished goods      11,597    10,932
                                  -------  --------
                                  $37,848   $34,051
                                  =======  ========

5.   COMPREHENSIVE INCOME
     --------------------

     Statement of Financial Accounting Standards (S.F.A.S.) No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general- purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997 and the Company has adopted the statement in its fiscal quarter ending April 4, 1998.

     The Company considers the RVSI (ROBV) common stock received as part of litigation settlement during June, to be available-for-sale and, accordingly, is recording changes in its fair market value, net of tax effects, as a component of stockholders' equity and comprehensive income (loss) for the reporting periods.

6.   NEW ACCOUNTING PRONOUNCEMENT
     ----------------------------

     In June 1998, the Financial Accounting Standards Board issued S.F.A.S. No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. S.F.A.S. No.133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impact of adopting S.F.A.S. No. 133 on its financial statements and have not determined the timing of or method of adoption of S.F.A.S. No. 133. However, S.F.A.S. No. 133 could increase volatility in earnings and other comprehensive income.

7.   RESTRUCTURING, LITIGATION SETTLEMENT AND OTHER CHARGES
     ------------------------------------------------------

     A charge of $0.7 million was taken during the three months ended October 3, 1998 to accrue employee severance costs associated with the move of Reel Tech operations from Indiana to Massachusetts, and with the restructuring of overseas operations.

     In the prior quarter, the $6.1 million restructuring, litigation settlement and other charges included: (i) $3.7 million relating to a litigation settlement with Robotic Vision Systems, Inc. ("RVSI"); (ii) fully reserving for the possible uncollectibility of $1.0 million due the Company (and previously recorded as earned) from Voxel, which after an arbitration panel ruling in favor of the Company during the prior quarter; filed a voluntary petition under Chapter 11, which was subsequently converted to a proceeding under Chapter 7 of the Federal Bankruptcy Code, and (iii) charges of $1.4 million relating to a reduction in the Company's cost structure, including $1.1 million of leased facility costs and $0.3 million of employee severance costs. Accruals remaining as of October 3, 1998 from prior quarter restructuring charges are $0.6 million of leased facility costs.

8.  AGREEMENT AND PLAN OF MERGER
    ----------------------------

     On October 27, 1998 the Company and Lumonics Inc. entered into an Agreement and Plan of Merger (the "Agreement") to combine the companies in a merger of equals transaction. Pursuant to the terms of the Agreement, a wholly-owned subsidiary of Lumonics will be merged with and into the Company and each outstanding share of the Company will be exchanged for 1.347 shares of Lumonics stock. Upon consummation of the transaction, the stockholders of General Scanning will own approximately 50% of the combined company. Consummation of the transaction is subject to the satisfaction of certain conditions to closing, including regulatory approval and stockholder approval of both companies. The merger is expected to close during the first quarter of 1999.

                             GENERAL SCANNING INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

General Scanning Inc. ("General Scanning" or the "Company") is a leading manufacturer of laser systems and components, and printers. In the nine months ended October 3, 1998 and in the fiscal year 1997, 82% of the Company's revenues was derived from sales of laser systems and components, and the balance was derived from sales of printers. Sales of laser systems and components in the nine months ended October 3, 1998 grew 6% over sales for this segment in the comparable period in 1997. Printer sales in the nine months ended October 3, 1998 grew 35% over sales for the comparable period in 1997.

The Company sells its laser systems primarily to manufacturers of products containing advanced electronic components and circuitry. In addition, the Company produces a line of laser subsystems and components that are used in the Company's own systems, as well as sold to other manufacturers of laser systems. The Company's laser system sales have been, and are expected to continue to be, dependent upon its customers' capital expenditures which are, in turn, affected by business cycles in the markets served by those customers. The Company's strategy is to expand applications for its products into different and varied markets in order to limit dependency on any one market, but it may not always be successful in doing so.

The Company also sells printers. Although these products have historically been sold primarily to manufacturers of medical equipment for patient care monitoring, increases in printer sales are due to expanded shipments of the new photo finishing system which was introduced late last fall. This segment of the Company's business has not experienced significant cyclicality in the past, however, sales of certain printers used in the greeting card industry tend to increase in the third quarter in anticipation of holiday greeting card sales.

Product prices experienced increased competitive pressure during the quarter, and pricing actions did have a negative effect on reported gross profit. A significant portion of sales is made in foreign currencies. Fluctuations in currency exchange rates, particularly in the Japanese yen and European currencies as compared to the U.S. dollar, can impact the Company's sales and expenses, which are reported in U.S. dollars.

On October 27, 1998 the Company and Lumonics Inc. entered into an Agreement and Plan of Merger (the "Agreement") to combine the companies in a merger of equals transaction. Pursuant to the terms of the Agreement, a wholly-owned subsidiary of Lumonics will be merged with and into the Company and each outstanding share of the Company will be exchanged for 1.347 shares of Lumonics stock. Upon consummation of the transaction, the stockholders of General Scanning will own approximately 50% of combined company. Consummation of the transaction is subject to the satisfaction of certain conditions to closing, including regulatory approval and stockholder approval of both companies. The merger is expected to close during the first quarter of 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

Sales.   Total sales were $42.0 million for the three months ended October 3,
1998, a decrease of 12% as compared to $47.6 million in total sales in the three-month period ended September 27, 1997. Laser systems and component sales for the three months ended October 3, 1998 decreased 21% to $31.9 million from $40.5 million in the comparable period of 1997 primarily due to slower activity in the Company's semiconductor product lines and sales in Asia. In addition, in June 1998, pursuant to a litigation settlement, the Company agreed not to compete in the field of semiconductor interconnection inspection. Sales in this sector had historically ranged between 5% and 10% of total sales. The Company does not anticipate marked improvement in its semiconductor product line sales or in the Asian markets it serves until later next year, at the earliest.

These decreases were partially offset by strengthening sales in medical imaging and DNA biochip scanning, continued solid performance in trim and test applications for the automotive and electronics markets, and sales by the Reel-Tech operation, which was acquired by the Company purchase in November 1997.

Printer sales for the three months ended October 3, 1998 increased 44% to $10.2 million from $7.0 million in the comparable period of 1997 primarily due to expanded shipments of the new photo finishing system which was introduced in the fourth quarter of 1997.

Laser systems and components sales, as a percentage of total sales, decreased to 76% in the three months ended October 3, 1998 from 85% of total sales in the comparable period of 1997. International sales, many of which are denominated in foreign currencies, were approximately 40% and 49% of total sales in the quarters ended October 3, 1998 and September 27, 1997, respectively. The reduction in international sales is due to the weakening of the Asian markets.

Gross profit.   Total gross profit was $18.0 million, or 43% of sales, for the three months ended October 3, 1998, compared to $22.8 million, or 48% of sales, for the three-month period ended September 27, 1997. Laser systems and components gross profit decreased to 43% of sales in the three months ended October 3, 1998 from 49% of sales for the comparable three-month period of 1997. The decrease was primarily due to product mix, pricing and lower sales volumes. Printers gross profit remained at 43% of sales in the three months ended October 3, 1998 from 43% for the comparable three-month period of 1997.

Research and product development.   Research and product development expenses
were $6.1 million, or 15% of total sales, for the three months ended October 3, 1998, compared to $6.1 million, or 13% of total sales, for the three-month period ended September 27, 1997.

Selling, general and administrative.   Selling, general and administrative
expenses increased to $12.2 million in the three months ended October 3, 1998 from $11.4 million in the comparable period of 1997. This increase was primarily due to the addition of sales and marketing support personnel and related costs incurred in supporting anticipated increased sales. These expenses increased to 29% of total sales for the three-month period ended October 3, 1998 from 24% in the comparable period in 1997.

Restructuring, and other charges. A charge of $0.7 million was taken during the three months ended October 3, 1998 to accrue employee severance costs associated with the move of Reel-Tech operations from Indiana to Massachusetts, and with the restructuring of overseas operations.

Interest.   Net interest expense was $0.1 million for the three-month period ended October 3, 1998 compared to net interest income of $0.1 million for the comparable period of 1997. A decrease in cash, resulting in less interest income, and an increase in debt, resulting in more interest expense, were primarily due to a $12.4 million cash outlay used for the acquisition of the assets of Reel-Tech, Inc. in November 1997.

Foreign exchange.   Foreign exchange transactions resulted in a gain of $115
thousand in the three months ended October 3, 1998 compared to a loss of $227 thousand in the comparable period of 1997. Gains and losses are incurred when the Company's net receivables denominated in certain non-U.S. currencies, including yen, deutsche marks and other major European currencies, are not fully hedged. The Company continues to utilize foreign exchange forward contracts, primarily to reduce the impact of foreign currency fluctuations arising from intercompany balances.

Income tax.   The effective income tax rate for the Company was 35% for the three months ended October 3, 1998 compared to 32% for the three months ended September 27, 1997.

Net income (loss).   Net loss for the three months ended October 3, 1998 was
$0.7 million, or $0.06 per share based upon 12.6 million common shares, compared to $3.6 million in net income, or $0.28 per diluted share based upon 12.7 million common and dilutive potential common shares in the third quarter of 1997.

Backlog.   Backlog at October 3, 1998 was approximately $35 million compared to
$44 million at December 31, 1997.

NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

Sales.   Total sales were $141.7 million for the nine months ended October 3,
1998, an increase of 11% over $128.0 million in total sales in the nine-month period ended September 27, 1997. Laser systems and component sales for the nine months ended October 3, 1998 increased 6% to $116.1 million from $109.1 million in the comparable period of 1997 primarily due to strengthening sales in medical imaging, DNA biochip scanning, continued solid performance in trim and test applications for the automotive and electronics markets, and sales by the Reel-
Tech operation, which was acquired by the Company in November 1997.   Although
laser systems and component sales increased 6% over the same nine-month period in the prior year, they fell short of the Company's expectations. Slower than expected activity occurred in the Company's semiconductor product lines and in Asia. Pursuant to a litigation settlement, the Company has agreed not to compete in the field of semiconductor interconnection inspection. Sales in this sector have historically ranged between 5% and 10% of total sales. The Company does not anticipate marked improvement in its semiconductor product line sales or in the Asian markets it serves until later next year, at the earliest.

Printer sales for the nine months ended October 3, 1998 increased 35% to $25.6 million from $18.9 million in the comparable period of 1997 primarily due to expanded shipments of the new photo finishing system which was introduced late last fall.

Laser systems and components sales were 82% of total sales in the nine months ended October 3, 1998 compared to 85% of total sales for the comparable period of 1997. International sales, many of which are denominated in foreign currencies, were approximately 41% and 45% of total sales in the nine months ended October 3, 1998 and September 27, 1997, respectively. Sales to Asia have declined in recent quarters, partially offset by increases in sales to Europe in the first half of 1998.

Gross profit.   Total gross profit was $65.8 million, or 46% of sales, for the nine months ended October 3, 1998, compared to $60.7 million, or 47% of sales, for the nine-month period ended September 27, 1997. Laser systems and components gross profit decreased to 47% of sales in the nine months ended October 3, 1998 from 48% of sales for the comparable nine-month period of 1997. The decrease was primarily due to product mix, pricing and lower sales volumes. Printers gross profit remained at 44% of sales in the nine months ended October 3, 1998 from 44% for the comparable nine-month period of 1997.

Research and product development.   Research and product development expenses
increased to $20.9 million, or 15% of total sales, for the nine months ended October 3, 1998, from $16.1 million, or 13% of total sales, for the nine-month period ended September 27, 1997. This increase was primarily due to the addition of full-time and consulting personnel and related costs to support the development of new laser systems and components products.

Selling, general and administrative.   Selling, general and administrative
expenses increased to $39.0 million in the nine months ended October 3, 1998 from $32.8 million in the comparable period of 1997. This increase was primarily due to the addition of sales and marketing support personnel and related costs incurred in supporting anticipated increased sales. These expenses were 28% of total sales for the nine-month period ended October 3, 1998 compared to 26% of total sales for the comparable period in 1997.

Restructuring, litigation settlement and other charges. A charge of $0.7 million was taken during the three months ended October 3, 1998 to accrue employee severance costs associated with the move of Reel-Tech operations from Indiana to Massachusetts, and with the restructuring of overseas operations.

In the prior quarter, the $6.1 million restructuring, litigation settlement and other charges included: (i) $3.7 million relating to a litigation settlement with Robotic Vision Systems, Inc. ("RVSI"); (ii) fully reserving for the possible uncollectibility of $1.0 million due the Company (and previously recorded as earned) from Voxel, which after an arbitration panel ruling in favor of the Company during the prior quarter; filed a voluntary petition under Chapter 11, which was subsequently converted to a proceeding under Chapter 7 of the Federal Bankruptcy Code, and (iii) charges of $1.4 million relating to a reduction in the Company's cost structure, including $1.1 million of leased facility costs and $0.3 million of employee severance costs. Accruals remaining as of October 3, 1998 from prior quarter restructuring charges are $0.6 million of leased facility costs.

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

Interest.   Net interest expense was $0.4 million for the nine-month period ended October 3, 1998 compared to net interest income of $0.4 million for the comparable period of 1997. A decrease in cash, resulting in less interest income, and an increase in debt, resulting in more interest expense, were primarily due to a $12.4 million cash outlay used for the acquisition of the assets of Reel-Tech, Inc. in November 1997.

Foreign exchange.   Foreign exchange transactions resulted in a gain of $95
thousand in the nine months ended October 3, 1998 compared to a loss of $326 thousand in the comparable period of 1997. Gains and losses are incurred when the Company's net receivables denominated in certain non-U.S. currencies, including yen, deutsche marks and other major European currencies, are not fully hedged. The Company continues to utilize foreign exchange forward contracts, primarily to reduce the impact of foreign currency fluctuations arising from intercompany balances.

Income tax.   The effective income tax rate for the Company was 35% for the nine months ended October 3, 1998 compared to 34% for the nine months ended September 27, 1997.

Net income (loss).   Net loss for the nine months ended October 3, 1998 was $0.7 million or $0.06 per share, and net income for the nine months ended September 27, 1997 was $7.9 million or $0.63 per share, based upon 12.6 million weighted average common and dilutive potential common shares in each of the 1998 and 1997 periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $4.4 million on October 3, 1998 compared to $8.4 million on December 31, 1997. Notes payable to banks and the current portion of long-term debt increased to $7.0 million on

October 3, 1998 from $4.2 million on December 31, 1997. During the first nine months of 1998, $4.5 million was used in operating activities, $4.2 million was provided by financing activities and $3.8 million was used in investing activities.

Net loss of $0.7 million in the first nine months of 1998, supplemented by non-cash charges for depreciation and amortization and deferred compensation totaling $3.4 million, offset by $3.8 million non-cash income for the consideration received from RVSI pursuant to the litigation settlement and by a net increase in working capital of $3.0 million, resulting in $4.5 million used in operating activities.

Cash flow from investing activities was primarily due to capital expenditures of $3.8 million for property, plant and equipment.

The Company's revolving credit agreement with its lending bank provides for a maximum $20 million revolving credit facility. The Company also has $6 million in international credit lines. Borrowings under the $20 million revolving credit facility, of which $3.0 million were outstanding at October 3, 1998, bear interest at the London InterBank Offered Rate (LIBOR) plus one and one-half percent, or prime, determined at the time of borrowing. The agreement requires compliance with certain financial ratios and expires December 31, 1999. Borrowings under the international credit lines, of which $4.0 million denominated in yen were outstanding at October 3, 1998, accrue interest at a negotiated interest rate approximating the prime rate in the applicable country.

The Company believes that existing cash, together with cash generated by future operations and the existing bank lines of credit, will be sufficient to satisfy anticipated cash needs to fund working capital and investments in manufacturing facilities and equipment for its existing businesses over the next twelve
months.   The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may require additional equity or debt financings to fund such activities, which could result in additional dilution to the Company's shareholders.

YEAR 2000

The use of computer programs written using two digits rather than four to define the applicable year gives rise to what is commonly referred to as the Year 2000 problem. The major areas being addressed by the Company in regards to Year 2000 compliance are internal operating systems, the installed base of products at customer sites and third party compliance issues.

The efficient operation of the Company's business is dependant, in part, on its computer software and hardware. These systems are used in several key areas of the Company's business, including sales, purchasing, engineering, inventory control, manufacturing, service and financial reporting. The Company has been evaluating its systems to identify potential Year 2000 compliance problems. These actions are necessary to ensure that the programs and systems will recognize and accurately process the Year 2000 and beyond. Based on present information, the Company believes its systems for operations will be Year 2000 compliant by the first quarter of 1999.

The company also continues to assess the impact of the Year 2000 issue on the operations of its products installed at customers. The installed base customers that have older products that are not Year 2000 compliant are being contacted and offered upgrade options.

Finally, the Company is in the process of assessing its major suppliers' compliance with Year 2000 issues. The Company believes that suppliers and customers present the area of greatest risk to the Company in part because of the Company's limited ability to influence actions of such third parties, and in part because of the Company's inability to estimate the level of impact of noncompliance of third parties throughout the extended supply chain.

Because the Company has been upgrading its operations systems applications to be Year 2000 compliant, it is anticipated that the future costs of the Year 2000 compliance for operations will not materially impact the financial results of the Company. However, the effect of third party impact cannot be quantified at this time because the Company cannot accurately estimate the magnitude, duration, or ultimate impact of noncompliance by suppliers, customers and other third parties that have no direct relationship to the Company. The Company believes that its competitors face a similar risk. Going forward the Company will continue to make every effort to identify and minimize that risk.

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

                             GENERAL SCANNING INC.
                          PART II. OTHER INFORMATION


Item 1.   Changes in legal proceedings and arbitration
          --------------------------------------------

          Robotic Vision Systems, Inc. v. View Engineering, Inc. USDC Case No. 95-7441. This case involves a patent infringement complaint by RVSI alleging infringement of U.S. Patent No. 5,463,227. A hearing on a motion for claim construction is scheduled for January, 1999. A trial date was scheduled for October of 1998, but the Court has adjourned the trial date indefinitely. For additional information, see the Company's Form 10-K for 1997 and Form 10-Q for the quarter ended July 4, 1998.

          Electro Scientific Industries, Inc. v. General Scanning Inc. USDC Case No. C-96-4628. The U.S. District Court for the Northern District of California issued a decision on motions for summary judgment in an action filed against the Company for alleged patent infringement concerning U.S. Patent Nos. 5,265,114 and 5,473,624. The Court granted Electro Scientific's motions for summary judgment on infringement and on the issue of whether Electro Scientific committed inequitable conduct by intentionally failing to cite prior art to the U.S. Patent Office in connection with one of its patents. The Court denied the Company's motion for summary judgment that the Electro Scientific patents are invalid due to prior art. The case is in a phase of further discovery and a trial is scheduled for March, 1999. For additional information, see the Company's Form 10-K for 1997 and Form 10-Q for the quarter ended July 4, 1998.

          Electro Scientific Industries, Inc. v. General Scanning Inc. USDC Case No. 98-4027. On or about October 20, 1998 Electro Scientific commenced an action in the U.S. District Court for the Northern District of California alleging infringement of three Electro Scientific patents (U.S. Patent Nos. 5,569,398, 5,685,995 and 5,808,272) and seeking an injunction, damages and attorneys' fees. Discovery has not yet commenced, and a trial date has not been set.

          Lemelson Medical, Education & Research Foundation, Limited Partnership
          v. Intel Corporation, et. al. USDC Case No. 98-1413. On or about July 31, 1998 the Lemelson Foundation commenced legal proceedings in the U.S. District Court for the District of Arizona against a number of U.S. semiconductor manufacturing companies, including companies that have purchased systems from the Company. The complaint alleges that methods used by these manufacturers infringe patents held by the Foundation and seeks an injunction against future infringement, treble damages, interest, costs and attorneys' fees. While General Scanning is not named as a defendant in any of the proceedings, several of the Company's customers are involved. A few of these customers have notified the Company of the allegations and have asked the Company about the actions the Company plans to take in light of patent indemnification provisions under which General Scanning equipment was purchased for the operations involved in the alleged infringements.

          Resolved legal proceedings and arbitration
          ------------------------------------------

          Robotic Vision Systems Inc. v. View Engineering, Inc. USDC Case No. 96-2288 In June 1998, the U.S. District Court for the Central District of California found infringement by View on a particular method of measuring substrate coplanarity of unpopulated ball grid array packages. RVSI had previously dropped all claims for damages; hence, no damages were awarded. The Court determined that View had not willfully infringed and therefore refused RVSI's claim for attorneys' fees. The Court enjoined View from infringing or inducing infringement of the patent in question, No. 5,465, 152. The Company, on behalf of View, has appealed the injunction. No date has been set for oral argument on the appeal. For additional information, see the Company's Form 10-K for 1997 and Form 10-Q for the quarter ended July 4, 1998.

          Robotic Vision Systems, Inc. v. General Scanning Inc. USDC Case No. 96-3884 Litigation with RVSI, arising from the Company's acquisition of View Engineering, Inc. ("View") in August 1996, was settled in June 1998. RVSI claimed that the Company used improperly obtained information in connection with the acquisition. The Company denied all such claims. Under the terms of the settlement, the Company has agreed not to compete and has granted an exclusive technology license to RVSI in the field of semiconductor interconnection inspection. RVSI agreed not to compete in the field of solder paste inspection. See footnote 6 to the financial statements of the Company included in the Form 10-Q for the second quarter ended July 4, 1998 and the Company's 1997 Form 10-K for additional information.

          General Scanning Inc. v. Voxel In May 1998, a three-member panel of the American Arbitration Association decided in favor of the Company and awarded the Company $1.9 million plus applicable post-judgement interest. The award included $1.0 million that the Company had recorded as earned and due from Voxel as of December 31, 1997 for engineering services performed and out-of-pocket expenses related to the construction of beta units. Following the arbitration decision Voxel filed a voluntary petition under Chapter 11, which was subsequently converted to a proceeding under Chapter 7 of the Federal Bankruptcy Code. Accordingly, in the quarter ended July 4, 1998, the Company fully reserved for the possible uncollectibility of the $1.0 million due to the Company.

          The Company believes that RVSI's and Electro Scientific's claims in each of the above actions are without merit; and the Company is vigorously defending these proceedings. However, if RVSI or Electro Scientific prevails on one or more of its claims, there could be a material adverse effect on the Company's business, operating results and/or financial condition.

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

          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a) Exhibits
          -----------

          *2 Agreement and Plan of Merger between Lumonics Inc., and General Scanning Inc., dated as of October 27, 1998

               The General Scanning Disclosure Letter and the Lumonics Disclosure Letter contain exceptions to representations and warranties made in the Agreement and certain other information. General Scanning agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

          *4.1 Stock Option Agreement by and among General Scanning Inc. and Lumonics Inc., dated October 27, 1998

          *4.2 Stock Option Agreement by and among General Scanning Inc., Lumonics Inc. and Grizzley Acquisition Corp., dated October 27, 1998

          27    Financial data schedule

          _________________________
          * Incorporated herein by reference to the Company's filing on Form 8-K (File No. 0-26646), as filed with the Commission on November 3, 1998.

          b) Reports on Form 8-K
          ----------------------

          On November 3, 1998, the Company filed a Current Report on Form 8-K relating to its Agreement and Plan of Merger with Lumonics Inc.

                             GENERAL SCANNING INC.
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



General Scanning Inc.



/s/ Charles D. Winston             Date: November 12, 1998
----------------------
Charles D. Winston
President and
Chief Executive Officer



/s/ Victor H. Woolley              Date: November 12, 1998
---------------------
Victor H. Woolley
Vice President Finance and
Chief Financial Officer